Form 10-Q
period 1998-03-31
KEY PLASTICS LLC
filed 1998-05-15
CIK 1061499

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 1998

Commission File Number 33-_ _ _ _ _

 KEY PLASTICS L.L.C.
(Exact name of registrant as specified in its charter)


           Michigan                         35-1997449
  (State or other jurisdiction   I.R.S. Employer Identification No.)
of incorporation or organization)

                            21333 Haggerty Road Suite 200
                                   Novi, Michigan
                      (Address of principal executive offices)

48375
(Zip Code)

Registrant's telephone number, including area code:
  (248) 449-6100


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                 Yes   X     No





































                        KEY PLASTICS L.L.C. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                               (Dollars in thousands)

                                          (Unaudited)
                                            March 31,       December 31,
                                              1998             1997
                                              ----             ----
ASSETS
Current assets:
  Cash                                    $   4,614         $  6,918
  Accounts receivable, net                   65,684           58,186
  Inventories                                61,265           54,867
  Prepaid expenses                            2,818            3,529
                                            -------          -------
       Total current assets                 134,381          123,500
Property, plant and equipment, net          125,114          122,285
Intangibles, net                             35,608           29,482
Other assets                                  7,388            7,637
                                            -------          -------
       Total assets                        $302,491         $282,904
                                            =======          =======
LIABILITIES AND MEMBERS' DEFICIT
Current liabilities:
  Current maturities of long-term
    debt                                   $  2,576         $  2,653
  Accounts payable                           36,522           46,389
  Other accrued liabilities                  17,304           21,924
                                            -------          -------
       Total current liabilities             56,402           70,966
Long-term debt                              244,770          216,575
Other long-term obligations                   6,680            7,624
Members' equity (deficit):
  Member contributions                       19,542           12,317
  Accumulated deficit                       (25,077)         (24,740)
  Accumulated other comprehensive
    income                                      174              162
                                            -------          -------
       Total members' equity (deficit)       (5,361)         (12,261)
                                            -------          -------
Total liabilities and members'
  equity (deficit)                         $302,491         $282,904
                                            =======          ======
The accompanying notes are an integral part of the financial statements.



























                        KEY PLASTICS L.L.C. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                     THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                               (Dollars in thousands)


                                     For the three months ended
                                             March 31,
                                            (Unaudited)

                                           1998           1997
                                           ----           ----
Net sales                                $82,424        $66,742

Cost of sales                             66,707         54,125

Selling, general and administrative
  expenses                                 8,620          6,077
                                          ------         ------
                                           7,097          6,540
Amortization of Goodwill                     647             24

Interest expense and amortization of debt
  issuance costs                           6,150          5,148
                                          ------         ------
    Net income before foreign income
    taxes, minority interest and extra-
    ordinary item                            300          1,368

Minority interest                            575            290

Foreign income tax expense (credit)
                                              62           (149)
                                          ------         ------
  Net income (loss) before extraordinary
    item                                    (337)         1,227

Extraordinary item debt refinancing           --         (5,470)
                                          ------         ------
     Net income (loss)                     $(337)       $(4,243)
                                          ======         ======


The accompanying notes are an integral part of the financial statements.




























                        KEY PLASTICS L.L.C. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                           YEARS ENDED MARCH 1998 AND 1997
                               (Dollars in thousands)

                                            For the three months ended
                                                   March 31,
                                            --------------------------
                                                   (Unaudited)
                                                 1998      1997
                                                 ----      ----
Net cash from operating activities            $(20,965) $(25,183)
                                               -------    -------
Cash flows from investing activities:

  Acquisitions of property, plant
    and equipment, net                          (7,803)   (3,240)
  Property, plant and equipment from
    acquired businesses                             --   (10,300)
  Increase in intangible assets                 (6,773)       --
  Increase in other assets, net                 (1,239)      (33)
                                               -------   -------
  Net cash used in investing activities        (15,815)  (13,573)

Cash flows from financing activities:
  Net borrowings under debt agreements         121,842   160,761
  Principal payments under debt agreements
    and capital lease obligations              (94,591) (112,642)
  Net cash from member capital contributions     7,225     2,672
  Costs to secure new financing                     --    (4,939)
  Cash portion of extraordinary item                --    (4,460)
  Dividend distributions                            --      (670)
                                               -------    ------
Net cash provided by financing activities       34,476    40,722
                                               -------    ------
Net increase (decrease) in cash                 (2,304)    1,966
  Cash, beginning of year                        6,918        --
                                               -------    ------
  Cash, end of period                        $   4,614  $  1,966
                                               =======    ======
Supplemental Information:
  Depreciation expense                       $   4,974    $3,033
  Cash paid during the period for interest   $   8,726    $7,719

The accompanying notes are an integral part of the financial statements.




























                                 KEY PLASTICS L.L.C.
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                     STATEMENTS
                                     (Unaudited)


1.       Financial Statement Presentation:

         On February 9, 1998 Key Plastics Holdings, Inc. (the Company prior to February 9, 1998) contributed significantly all of its assets and liabilities to Key Plastics L.L.C. (the Company subsequent to February 8,
1998) a wholly owned subsidiary. The transaction has been accounted for as a reorganization of entities under common control, at historical cost, in a manner similar to a pooling-of-interests.

         These financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1997 which contain a summary of the Company's accounting principles and other information. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for a full year.

         Information for the three months ended March 31, 1998 and 1997 is unaudited but includes all adjustments, consisting of normal recurring adjustments, which management considers necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. Certain information and footnotes necessary to comply with generally accepted accounting principles have been condensed or omitted. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain items in the December 31, 1997 balance sheet have been reclassified to conform to the current period presentation.


2.       Inventories:

         Inventories are stated at the lower of cost or market with cost determined using the FIFO (first in, first out) method. The components of inventories consisted of the following:

                              March 31,   December 31,
                                1998          1997
                                ----          ----
         Raw materials        $10,407      $ 9,071
         Work in progress       3,670        2,438
         Finished goods         8,540        9,005
         Customer Tooling      38,648       34,353
                               ------       ------
                              $61,265      $54,867
                               ======       ======

3.       Acquisition:

         During March 1998 the Company acquired substantially all of the remaining shares of Materias Plasticas (Map), a Portuguese injection molding and paint facility it has controlled through a 38% interest since November 1996. MaP has been consolidated in the Company's financial statements since November 1996.

4.       Accounting Change

         In June 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) 131, "Disclosure about Segments of an Enterprise and Related Information." The Company will adopt the provisions of these statements, as required, for the year ended December 31, 1998. The Company believes it has only one Operating Segment and expects this statement to have no impact on its financial reporting and related disclosures.




5.       Comprehensive Income

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires an entity to classify items of other comprehensive earnings by their nature in an annual financial statement. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:

                            Three months ended March 31,
                              (Dollars in thousands)

                                       1998         1997
                                       ----         ----
Net earnings (loss)                   $(337)      $(4,243)

Other comprehensive income               12           (60)

       Total comprehensive earnings   $(325)      $(4,303)

















































Item 2.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 KEY PLASTICS L.L.C.


This report contains forward-looking statements which involve known and unknown risks, uncertainties and other factors including, without limitation, the Risk Factors set forth in the Company's 1997 Form 10-K that may cause the actual results of the Company to be materially different from the results expressed or implied in such forward-looking statements.

RESULTS OF OPERATIONS

         Below is a summary of period-to-period changes in the principal items of the condensed statements of operations. This is followed by a discussion and analysis of significant factors affecting the Company's earnings for the period.


                         Comparison of Results of Operations
                                 Increase(Decrease)
                                   ($ in Millions)

                          Three Months Ended
                          March 31, 1998 vs.
                            March 31, 1997


Net sales                      $15.7    23%

Cost of sales                   12.6    23%

Gross profit                     3.1    25%

Selling, general and
  administrative expenses        2.5    42%

Interest expense, net            1.0    19%



Three months ended March 31, 1998 compared to three months ended March 31, 1997.

         Net sales for the three month period ended March 31, 1998 were $82.4 million; an increase of approximately $15.7 million or 23% over the same period last year. The increase was attributable to businesses acquired in 1997 ($13.6 million) and volume related increases in existing injection molding, paint and assembly operations ($2.1 million).

         Gross profit increased $3.1 million in the first quarter of 1998 compared to the same quarter of 1997 primarily as a result of the aforementioned sales increases.

   Selling, general and administrative expenses in the first quarter of 1998 increased by $2.5 million over the same period last year. The increase primarily relates to 1997 and 1996 acquisitions. Several of the businesses acquired were stand-alone entities. As a result, the Company believes synergistic opportunities exist in both Europe and North America. Those opportunities will be pursued as the integration of the acquired businesses continues.

         Interest expense increased because of higher average debt outstanding, the higher debt was partially offset by lower rates obtained as a result of the refinancing that took place in March 1997.

FINANCIAL CONDITION

         The Company believes its existing sources of liquidity are adequate to meet its operating requirements and fund its capital plan in 1998. As of March 9, 1998, the Senior Credit Facility was amended to so that the Company could convert an additional $45 million of revolving debt into five and one half year amortizing term loans. Approximately half of these term loans are denominated in European currencies (pounds sterling--$10 million USD equivalent or French francs--$15 million USD equivalent). As a result, the Company expects for the UK and France to realize lower interest rates and establish a natural hedge for its net assets held in those locations. Also during March 1998 the Company expanded its borrowing abilities into Portugal as it established an escudo denominated revolving credit agreement of $10 million. At March 31, 1998 the Company had $240.2 million of long-term debt and $15.7 million of availability under its Senior Credit Facility.

         Cash used in operating activities in first quarter 1998 was $21.0 million compared to $25.2 million used in the first quarter of 1997. The use of cash in the first quarter of 1998 was heavily driven by the Company's tooling operation, which continues to build inventory and make payments against significant inventory and capital acquisitions (about $8.8 million since December 31, 1997) for several large tools, which will go into production primarily in the second and third quarter of 1998.

         Cash used in investing activities in the 1998 first quarter was $15.8 million compared to $13.6 million in the 1997 first quarter. In 1998 capital spending accounted for approximately half of the investing activities. The majority of the Company's capital spending (excluding acquisitions) in both periods was to facilitize for new programs launching in 1998 which includes injection molding and assembly equipment and automation.

YEAR 2000 ISSUE

         The Company has determined that it will be required to replace portions of its software so that its computer systems will be year 2000 compliant. The Company does not believe that the cost to bring its software products and internal systems into year 2000 compliance will have a material adverse effect on its results of operations or financial condition. There can be no assurance that the Company's current products and internal systems do not contain undetected errors or defects associated with the year 2000 date functions that may result in material costs to the Company.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibit--27 Financial Data Schedule (EDGAR
                            version only).

          (b)  Reports on Form 8-K--None.


                                     SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             KEY PLASTICS L.L.C.


                        By: /S/ E.R. Autry
                            E.R. Autry
                            Vice President, Finance &
                            Procurement (on behalf of the registrant
                             and as Principal Financial Officer)

                       And: /S/ David M. Smith
                            David M. Smith
                            Corporate Controller
                            (Principal Accounting Officer)

Dated:  May 15, 1998


                                    Exhibit Index

Exhibit No.        Description
   27             Financial Data Schedule