Form 10-Q
period 1998-06-30
KEY PLASTICS LLC
filed 1998-08-17
CIK 1061499

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarter ended June 30, 1998

                Commission File Number 333-26729

                       KEY PLASTICS L.L.C.
     (Exact name of registrant as specified in its charter)


          Michigan                                  35-1997449
(State or other jurisdiction          (I.R.S. Employer Identification No.)
incorporation or organization)

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






































Item 1.
              KEY PLASTICS L.L.C. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                     (Dollars in thousands)

                                                  (Unaudited)
                                                   June 30,     December 31,
                                                     1998          1997
                                                     ----          ----
ASSETS
Current assets:
  Cash                                               $6,355        $6,918
  Accounts receivable, net                           68,988        58,186
  Inventories                                        64,351        54,867
  Prepaid expenses                                    5,398         3,529
                                                    -------       -------
       Total current assets                         145,092       123,500
Property, plant and equipment, net                  137,442       122,285
Intangibles, net                                     44,593        29,482
Other assets                                         10,907         7,637
                                                    -------        ------
       Total assets                                $338,034      $282,904
                                                    =======       =======

LIABILITIES AND MEMBERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt               $2,606        $2,653
  Accounts payable                                   39,547        46,389
  Other accrued liabilities                          20,311        21,924
                                                     ------        ------
       Total current liabilities                     62,464        70,966
Long-term debt                                      274,856       216,575

Other long-term obligations                           6,081         7,624
Members' equity (deficit):
   Member contributions                              19,399        12,317
   Accumulated deficit                              (24,939)      (24,740)
   Currency translation                                 173           162
                                                     ------        ------
       Total members' equity (deficit)               (5,367)      (12,261)
                                                     ------        ------
Total liabilities and members' equity (deficit)    $338,034      $282,904
                                                    =======       =======
The accompanying notes are an integral part of the financial statements.




























              KEY PLASTICS L.L.C. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                     (Dollars in thousands)


                                                 For the three months ended     For the six months ended
                                                          June 30,                      June 30,
                                                    (Unaudited)                    (Unaudited)
                                                    1998            1997           1998            1997
                                                    ----            ----           ----            ----
Net sales                                          $86,584        $81,554        $169,008        $148,296

Cost of sales                                       70,211         63,747         136,918         117,025

Selling, general and administrative expenses         8,984          7,747          17,604          14,672
                                                    ------         ------          ------         -------
                                                     7,389         10,060          14,486          16,599

Amortization of Goodwill                               194             65             841             100

Interest expense and amortization of debt
  issuance costs                                     6,879          5,895          13,029          11,033
                                                    ------         ------          ------          ------
    Net income before foreign income taxes,            316          4,100             616           5,466
    minority interest and extraordinary item

Minority interest                                       --            317             575             606

Foreign income tax expense (credit)                    178             15             240            (134)
                                                    ------         ------          ------          ------
     Net income before extraordinary item              138          3,768            (199)          4,994

Extraordinary item - debt refinancing                   --             --              --          (5,468)
                                                    ------         ------          ------          ------
     Net income                                       $138         $3,768           $(199)          $(474)
                                                    ======         ======          ======          ======







The accompanying notes are an integral part of the financial statements.

























              KEY PLASTICS L.L.C. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in thousands)

                                              For the six months ended
                                                       June 30,
                                                      (Unaudited)
                                                 1998            1997
                                                 ----             ----
Net cash used in operating activities          $(15,493)       $(25,985)
                                                -------         -------
Cash flows from investing activities:
  Acquisitions of property, plant and
    equipment, net                              (17,474)         (9,316)
  Property, plant and equipment from
    acquired businesses                          (8,973)        (11,537)
  Increase in intangible assets                 (16,420)             --
  Increase in other assets, net                  (5,134)         (3,380)
                                                 ------          ------
  Net cash used in investing activities         (48,001)        (24,233)

Cash flows from financing activities:
  Net borrowings under debt agreements          177,790         229,896
  Principal payments under debt agreements
    and capital lease obligations              (121,941)       (170,706)
  Net cash from member capital contributions      7,082           2,672
  Costs to secure new financing                      --          (9,399)
  Dividend distributions                             --            (708)
                                                -------         -------
Net cash provided by financing activities        62,931          51,755
                                                -------         -------

Net increase (decrease) in cash                    (563)          1,537
  Cash, beginning of year                         6,918              --
                                                -------         -------
Cash, end of period                              $6,355          $1,537
                                                =======         =======

Supplemental disclosure of cash flow information -
  Depreciation expense                          $10,290          $7,092
  Cash paid during the period for interest      $11,862          $9,333

The accompanying notes are an integral part of the financial statements.






























                       KEY PLASTICS L.L.C.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.     Financial Statement Presentation:

       On February 9, 1998 Key Plastics Holdings, Inc. (the "Company" prior to February 9, 1998) contributed significantly all of its assets and liabilities to Key Plastics L.L.C. (the "Company" subsequent to February 8,
1998) a wholly owned subsidiary. These financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1997 which contain a summary of the Company's accounting principles and other information. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for a full year.

       Information for the three and six months ended June 30, 1998 and 1997 is unaudited but includes all adjustments, consisting of normal recurring adjustments, which management considers necessary for a fair presentation of the consolidated financial position, results of operations and cash flows. Certain information and footnotes necessary to comply with generally accepted accounting principles have been condensed or omitted. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain items in the December 31, 1997 balance sheet and 1997 income statements have been reclassified to conform to the current period presentation.


2.     Inventories:

       Inventories are stated at the lower of cost or market with cost determined using the FIFO (first in, first out) method. The components of inventories consisted of the following:


                           June 30,        December 31,
                             1998             1997
                             ----             ----
        Raw materials      $12,607            $9,071
        Work in progress     3,162             2,438
        Finished goods       8,381             9,005
        Customer Tooling    40,201            34,353
                            ------            ------
                           $64,351           $54,867
                            ======            ======


























                       KEY PLASTICS L.L.C.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

 3.    Accounting Changes

       In June 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company will adopt provisions of this statement, as required, for the year ended December 31, 1998. The Company believes it has only one Operating Segment and expects this statement to have no impact on its financial reporting and related disclosures.

       On June 15, 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 16, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The Company anticipates that, due to the nature of its use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

4.     Comprehensive Income

       Effective January 1, 1998, the Company adopted Statement of
Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires an entity to classify items of other comprehensive earnings by their nature in an annual financial statement as defined. The Company's total comprehensive earnings were as follows:


                                 For the three months    For the six months
                                    ended June 30,          ended June 30,
                                  1998         1997        1998        1997
                                  ----         ----        ----        ----
                                            (Dollars in Thousands)

Net earnings (loss)               $138        $3,768       $(199)    $(474)

Other comprehensive income          (1)          (50)         11      (110)

    Total comprehensive earnings  $137        $3,718       $(188)    $(584)


























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

                        Comparison of Results of Operations
                                 Increase(Decrease)
                                   ($ in Millions)

                       Three Months Ended      Six Months Ended
                        June 30,1998 vs.       June 30, 1998 vs.
                         June 30,1997            June 30, 1997

Net sales                       $5.0     6%           $20.7      14%

Cost of sales                    6.4    10%            19.9      17%

Gross profit                    (1.4)   (8%)             .8       3%

Selling, general and
  Administrative expenses        1.2    16%             2.9      20%

Amortization                      .1                     .7

Interest expense, net            1.0    17%             2.0      18%






























             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three months ended June 30,1998 compared to three months ended June 30,1997.


Net sales for the second quarter of 1998 were $86.6 million, $5.0 million, or 6% higher than the comparable quarter of 1997. Revenues from operations acquired in the last 12 months accounted for the sales increase from the second quarter of 1997. These increases were partially offset by the adverse impact of the General Motors strike in North America and a price reduction granted to one of the Company's major customers. As a result of the price reduction, the Company believes it will be given the opportunity to quote on significant levels of new business with that customer.

Gross profit was $16.4 million or 18.9% of sales compared to $17.8 million or 21.8% of sales in second quarter of 1997. The Company attributes about half the decline in gross profit to the price reduction discussed above. Lower margins experienced at certain of the Company's recent acquisitions lowered gross profit by about 1% from the 1997 level. This is in line with the Company's expectations for these operations. The remainder of the decrease in the gross profit percentage is attributed to the General Motors North American strike.

Selling, general and administrative expenses increased by $1.2 million to $8.9 million or 10.4% of sales compared to 9.5% of sales in the second quarter of 1997. This increase stems from the Company's expansion in Europe, particularly in France, and, to a lesser extent, other infrastructure costs to support the Company's growth plan.

Interest expense was $6.9 million for the quarter, an increase of $1.0 million over 1997. The increase is primarily due to the incurrence of additional debt related to 1997 and 1998 acquisitions. As a result of a new loan agreement entered into in March 1997 and amended in March 1998 (the "Senior Credit Facility"), the Company's incremental borrowing rate is less than its average rate for the comparable period of last year.

Six months ended June 30,1998 compared to six months ended June 30,1997.

Net sales for the first six months of 1998 were $169.0 million, $20.7 million, or 14% higher than the comparable period of 1997. Revenues from acquired operations account for the majority of the year over year sales increase. As indicated above, the year over year sales comparison was adversely impacted by the General Motors strike in North America and by the price reduction granted to one of the Company's major customers.


























             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Gross profit increased by $0.8 million from the second quarter of 1997 to $32.1 million. For the six month period, gross profit as a percent of sales decreased from 21.1% to 19.0%. As discussed above, the gross profit percentage is lower than the comparable period of 1997 as a result of a price reduction granted to a major customer, lower margins experienced by certain of the Company's recent acquisitions and the General Motors strike.

Selling, general and administrative (SG&A) expenses increased by $2.9 million over the first half of 1997. SG&A as a percent of sales increased to 10.4% from 9.9% in the same period of 1997. This increase stems from the Company's expansion in Europe, particularly in France, and, to a lesser extent, other infrastructure costs to support the Company's growth plan.

Interest expense was $13.0 million for the first six months of 1998, an increase of $2.0 million over the comparable period of 1997. The increase is primarily due to the incurrence of additional debt related to 1997 and 1998 acquisitions. As a result of entering into the Senior Credit Facility, the Company's incremental borrowing rate is less than its average rate for the comparable period of the prior year.

FINANCIAL CONDITION

The Company believes its existing sources of liquidity are adequate to meet its operating requirements and fund its capital plan in 1998. As of March 9, 1998, the Senior Credit Facility was amended so that the Company could convert an additional $45 million of revolving debt into five and one half year amortizing term loans. Approximately half of these term loans are denominated in European currencies (pounds sterling--$10 million USD equivalent or French francs--$15 million USD equivalent). As a result, the Company expects for its subsidiaries in the UK and France to realize lower interest rates and establish a natural hedge for its net assets held in those locations. Also during March 1998 the Company expanded its borrowing abilities into Portugal as it established an escudo denominated revolving credit agreement of $10 million. At June 30, 1998 the Company had debt of $277.5 million and $5.5 million of availability under its Senior Credit Facility. The Company is presently finalizing negotiations with its primary lender to increase availability by an additional $20 million.

Cash used in operating activities in the first six months of 1998 was $15.5 million compared to $25.9 million used in the first half of 1997. The use of cash is primarily the result of the Company's continued investment in tool inventory for upcoming product launches. Increases in overall business activity have also increased working capital usage, particularly in Europe, as customer payment terms tend to be longer.
























             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Cash used in investing activities in the first six months of 1998 was $48.0 million compared to $24.2 million in the 1997 first half. Capital spending in the first six months of 1998 was $26.5 million, compared to $20.9 million in 1997. The majority of the Company's capital spending (excluding acquisitions) in both periods was to facilitize for new programs which include injection molding, assembly equipment and automation. Increases in intangible assets of $16.4 million, the other major component of investing activities in the first half of 1998, represent the excess of purchase price over book value for acquisitions.

YEAR 2000 COSTS

The Company is in the process of addressing the effect the year 2000 will have on its computer systems. The Company is currently engaged in a project to upgrade its software to programs to consistently and properly recognize the year 2000. The Company presently does not believe the cost to bring its software products and internal systems into year 2000 compliance will have a material adverse effect on its results of operations or financial condition. There can be no assurance, however, that the Company's current products and internal systems do not contain undetected errors or defects associated with the year 2000 date functions that may result in material costs to the Company.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company may be vulnerable if those third parties fail to remediate their own year 2000 issues. The Company can give no assurance that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's would not have a material adverse effect on the Company.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       Not presently applicable


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


                             KEY PLASTICS L.L.C.


                        By: /S/ E. R. Autry
                            E.R. Autry
                            Vice President, Finance &
                            Procurement
                            (on behalf of the registrant
                             and as Principal Financial Officer)

                       And: /S/ David M. Smith
                            David M. Smith
                            Corporate Controller
                            (Principal Accounting Officer)

Dated:  August 14, 1998


















































                          Exhibit Index

Exhibit No.                      Description
----------                       -----------
   27                     Financial Data Schedule