Form 10-Q
period 1998-09-30
KEY PLASTICS LLC
filed 1998-11-17
CIK 1061499

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For the quarter ended September 30, 1998

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     KEY PLASTICS L.L.C. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)


                                           (Unaudited)

                                            September 30,       December 31,
                                                1998                1997
                                                ----                ----

ASSETS
Current assets:
  Cash                                        $  7,469            $  6,918
  Accounts receivable, net                      80,306              58,186
  Inventories                                   59,290              54,867
  Prepaid expenses                               5,249               3,529
                                               -------             -------
     Total current assets                      152,314             123,500
Property, plant and equipment, net             155,536             122,285
Intangibles, net                                51,756              29,482
Other assets                                    19,299               7,637
                                               -------             -------
     Total assets                             $378,905            $282,904
                                               =======             =======

LIABILITIES AND MEMBERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt        $  2,585            $  2,653
  Accounts payable                              48,809              46,389
  Other accrued liabilities                     20,741              21,924
                                               -------             -------
     Total current liabilities                  72,135              70,966

Long-term debt                                 305,808             216,575
Other long-term obligations                     10,383               7,624
Members' equity (deficit):
  Member contributions                          19,417              12,317
  Accumulated deficit                          (29,019)            (24,740)
  Accumulated other comprehensive income:
     Currency translation                          181                 162
                                               -------             -------

     Total members' equity (deficit)            (9,421)            (12,261)
                                               -------             -------

Total liabilities and members'
  equity (deficit)                            $378,905            $282,904
                                               =======             =======

   The accompanying notes are an integral part of the financial statements.

                     KEY PLASTICS L.L.C. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                            (Dollars in thousands)



                                                For the three months ended        For the nine months ended
                                                       September 30,                      September 30,
                                                        (Unaudited)                        (Unaudited)
                                                   1998             1997             1998            1997
                                                   ----             ----             ----            ----

Net sales                                         $90,512          $73,431         $259,520        $221,727

Cost of sales                                      76,456           59,198          213,374         176,223

Selling, general and administrative expenses        9,029            7,048           26,633          21,720
                                                   ------           ------          -------         -------
                                                    5,027            7,185           19,513          23,784

Amortization of Goodwill                              968               51            1,809             151

Interest expense and amortization of debt
  issuance costs                                    7,627            5,962           20,656          16,995
                                                   ------           ------           ------          ------
    Net income (loss) before foreign income
    taxes, minority interest and extraordinary
    item                                           (3,568)           1,172           (2,952)          6,638

Minority interest                                      --              158              575             764

Foreign income tax expense (credit)                   248             (121)             488            (255)
                                                   ------           ------           ------          ------
     Net income (loss) before extraordinary item   (3,816)           1,135           (4,015)          6,129

Extraordinary item - debt refinancing                  --               --               --          (5,468)

     Net income (loss)                            $(3,816)         $ 1,135          $(4,015)           $661
                                                   ======           ======           ======          ======



The accompanying notes are an integral part of the financial statements.

                     KEY PLASTICS L.L.C. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)


                                                For the nine months ended
                                                    September 30,
                                                      (Unaudited)

                                                   1998              1997
                                                   ----              ----

Net cash used for operating activities          $  (8,489)        $ (11,867)
                                                 --------          --------

Cash flows from investing activities:

  Acquisitions of property, plant and
    equipment, net                                (26,492)          (17,103)
  Property, plant and equipment from
    acquired businesses                           (21,614)          (13,337)
  Increase in intangible assets                   (17,567)          (10,255)
  Increase in other assets, net                   (17,539)          (15,993)
                                                 --------          --------

  Net cash used in investing activities           (83,212)          (56,688)


Cash flows from financing activities:

  Net borrowings under debt agreements            245,231           279,521
  Principal payments under debt agreements and
    capital lease obligations                    (159,861)         (202,961)
  Net cash from member capital contributions        6,882             2,672
  Costs to secure new financing                        --            (9,399)
  Dividend distributions                               --              (708)
                                                 --------          --------
Net cash provided by financing activities          92,252            69,125
                                                 --------          --------

Net increase (decrease) in cash                       551               570

  Cash, beginning of year                           6,918                --
                                                 --------          --------

Cash, end of period                                $7,469              $570
                                                 ========          ========

Supplemental disclosure of cash flow
  information -

  Depreciation expense                            $15,755           $11,195


Cash paid during the period for interest          $21,629           $16,987


The accompanying notes are an integral part of the financial statements.

                              KEY PLASTICS L.L.C.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Financial Statement Presentation:

On February 9, 1998 Key Plastics Holdings, Inc. (the "Company" prior to February 9, 1998) contributed significantly all of its assets and liabilities to Key Plastics L.L.C. (the "Company" subsequent to February 8,
1998), a wholly owned subsidiary. This reorganization of entities under common control has been accounted for at historical cost, in a manner similar to a pooling of interests. These financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1997 which contain a summary of the Company's accounting principles and other information. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for a full year.

Information for the three and nine months ended September 30, 1998 and 1997 is unaudited but includes all adjustments, consisting of normal recurring adjustments, which management considers necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows. Certain information and footnotes necessary to comply with generally accepted accounting principles have been condensed or omitted.
All significant intercompany balances and transactions have been eliminated in consolidation.

Certain items in the 1997 financial statements presented herein have been reclassified to conform to the current period presentation.


2.  Inventories:

Inventories are stated at the lower of cost or market with cost determined using the FIFO (first in, first out) method. The components of inventories consisted of the following:


                              September 30,         December 31,
                                 1998                  1997
                               (unaudited)
                                 ----                  ----

Raw materials                  $15,681                $ 9,071
Work in progress                 2,104                  2,438
Finished goods                   8,811                  9,005
Customer Tooling                32,694                 34,353
                                ------                 ------
                               $59,290                $54,867
                                ======                 ======

                              KEY PLASTICS L.L.C.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

3.  Accounting Change

In September 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company will adopt provisions of this statement, as required, for the year ended December 31, 1998. The Company has only one Operating Segment and expects this statement to have no impact on its financial reporting and related disclosures.

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



                       For the three months ended  For the nine months ended
                              September 30,                 September 30,

                            1998          1997           1998          1998
                            ----          ----           ----          ----
                                  (Dollars in Thousands)

Net earnings (loss)        $(3,816)      $1,135         $(4,015)       $661

Other comprehensive income
  (loss)                         8         (133)             19        (243)

Total comprehensive earnings
  (loss)                   $(3,808)      $1,002         $(3,996)       $418


5.  Acquisition

On August 28, 1998 the Company completed the acquisition of three manufacturing facilities from Concentric PLC. The results of operations for these facilities is included in the consolidated results of the Company from the date of acquisition. This acquisition has been accounted for using the Purchase method. Pro forma results of operations as if this acquisition had been consummated on January 1, 1997 and January 1, 1998, respectively, are not materially different from the historical results of operations.

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

                                  Comparison of Results of Operations
                                           Increase(Decrease)
                                            ($ in Millions)

                            Three Months Ended          Nine Months Ended
                           September 30,1998 vs.      September 30, 1998 vs.
                            September 30,1997          September 30, 1997

Net sales                     $17.1      23%             $37.8       17%

Cost of sales                  17.3      29%              37.2       21%

Gross profit                   (0.1)     (1%)               .6       (1%)

Selling, general and
  Administrative expenses       2.0      28%               4.9       23%


Amortization of Goodwill         .9    >100%               1.7     >100%


Interest expense, net           1.7      28%               3.7       22%

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three months ended September 30,1998 compared to three months ended September 30,1997.

Net sales for the third quarter of 1998 were $90.5 million, which was $17.1 million, or 23% higher than the comparable quarter of 1997. Revenues from operations acquired in the last 12 months accounted for the largest portion of the sales increase over 1997. The third quarter of 1998 also reflects $6.4 million more of tool billings than the comparable quarter of 1997. Sales growth in the base business (operations held as of January 1, 1998) was partially offset by the adverse impact of the General Motors strike in North America and a price concession granted to one of the Company's major customers. The price concession went into effect at the beginning of 1998. The Company believes it will be given the opportunity to quote on significant levels of new business with that customer as a result of the price concession.

Gross profit in the third quarter of 1998 was $14.1 million, or 15.5% of sales, compared to $14.2 million, or 19.4% of sales in the third quarter of 1997. The Company attributes approximately 1.7% of the decline in gross profit percentage to the combined effect of the General Motors strike and the price concession discussed above. The year over year increase in tool billings, which resulted in nominal gross profit, adversely impacted the gross profit percentage of sales by 1.3% compared to 1997. Lower margins experienced at certain of the Company's 1998 acquisitions lowered overall gross profit as a percent of sales by a further 0.7% from the 1997 level. This is in line with the Company's expectations for these operations as the Company is actively re-launching these operations with new management, redesigned processes and upgraded equipment.

Selling, general and administrative (SG&A) expenses increased by $2.0 million to $9.0 million, or 10.0% of sales, compared to 9.6% of sales in the third quarter of 1997. The increased SG &A as a percent of sales is the result of building infrastructure to support planned growth, particularly in Europe.

Interest expense was $7.6 million for the quarter, a net increase of $1.7 million over 1997. Interest expense increased by $2.0 million as a result of debt incurred to finance 1997 and 1998 acquisitions, capital spending and increased working capital usage. This increase was partially offset by $0.3 million due to lower interest rates on incremental borrowings.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Nine months ended September 30, 1998 compared to nine months ended September 30,1997.

Net sales for the first nine months of 1998 were $259.5 million, which was $37.8 million, or 17% higher than the comparable period of 1997. Revenues from the full year effect of 1997 acquisitions and operations acquired during 1998 accounted for the majority of the year over year sales increase. Tooling revenues in 1998 were $5.4 million greater than the comparable period of 1997. These revenues are for the tools that will run production for the launch of several new programs for the Company. As indicated above, sales growth in the Company's operations held as of January 1, 1998 was partially offset by the adverse effect of the General Motors strike in North America and by the price concession granted to one of the Company's major customers.

Gross profit for the nine months ended September 30, 1998 increased by $0.6 million over the 1997 third quarter to $46.1million. Gross profit as a percent of sales decreased from 20.5% to 17.8%. The Company attributes approximately 1.3% of the decline in gross profit percentage to the combined effect of the General Motors strike and the price concession discussed above. The year over year increase in tool billings, which resulted in nominal gross profit, adversely impacted the gross profit percentage of sales by 0.4% compared to 1997. Lower margins experienced at certain of the Company's acquisitions lowered overall gross profit as a percent of sales by a further 1.0% from the 1997 level. This is in line with the Company's expectations.

Selling, general and administrative (SG&A) expenses were $26.6 million, or 10.3% of sales for the first nine months of 1998, compared to 9.8% of sales for the same period of 1997. The increased SG &A as a percent of sales is the result of building infrastructure to support planned growth, particularly in Europe.

Interest expense was $20.7 million for the first nine months of 1998, a net increase of $3.7 million over the comparable period of 1997. Interest expense increased by $5.4 million as a result of debt incurred to finance 1997 and 1998 acquisitions, capital spending and increased working capital usage. This increase was partially offset by $1.1 million due to lower interest rates on incremental borrowings.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

As of March 9, 1998, the Senior Credit Facility was amended so that the Company could convert an additional $45 million of revolving debt into five and one half year amortizing term loans. Approximately half of these term loans are denominated in European currencies (pounds sterling--$10 million USD equivalent or French francs--$15 million USD equivalent). As a result, the Company expects its subsidiaries in the UK and France to experience reduced interest rates while establishing a natural hedge for its net assets held in those locations. The Company also established a Portuguese escudo denominated revolving credit agreement of $10 million in March of this year. At September 30, 1998 the Company had $308.4 million of long-term debt.

The Company's recent acquisitions have been funded by borrowings under the Senior Credit Facility, as amended. Liquidity as of September 30, 1998, including cash and availability under the Senior Credit Facility, was $9.7 million. The Company is negotiating with is primary bank group to increase availability. The Company expects a new agreement will be in place before the end of 1998. In response to current global economic conditions, the Company has observed a tightening of credit markets, which may result in higher interest rates for borrowings on its Senior Credit Facility. The Company believes its existing sources of liquidity are adequate to meet its operating requirements and fund its capital plan in 1998.

As part of the Company's continued growth, cash used in operating activities in first nine months of 1998 was $8.5 million, compared to $11.9 million used in the same period of 1997. The growth has resulted in increased demands for working capital in both periods, particularly for investments in tool inventory and related receivables for upcoming product launches.

Cash used in investing activities in the first nine months of 1998 was $83.2 million compared to $56.7 million in the first nine months of 1997. Capital spending in the first nine months of 1998, including capital from acquired businesses, was $48.1 million, compared to $30.4 million in 1997. The capital from acquired businesses was $21.6 million in 1998 and $14.0 million in 1997. The majority of the Company's capital spending (excluding acquisitions) in both periods was to facilitize for new programs, which includes injection molding, assembly equipment and automation. Increases in intangible assets of $17.6 million in 1998 and $10.3 million in 1997, represent the excess of purchase price over book value for acquired companies and facilities.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000

The Year 2000 problem relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19", but may not properly recognize the Year 2000. If a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the Year 2000, the result could have a material adverse effect on the Company.

Readiness/Contingency Plans

For its information technology, the Company currently utilizes an IBM AS400-based computing environment which is complimented by a series of local-area networks (LAN) and stand alone personal computers. Substantially all operating systems related to the AS400 and LANs have been updated to comply with Year 2000 requirements. In addition, upgraded versions of the Company's financial, manufacturing and other software applications which are Year 2000 ready are available, and are now in the process of being integrated into the Company's systems. The Company expects this integration to be complete by the end of the second quarter of 1999. Plans are in place to replace non-compliant personal computers during the first half of 1999. Contingency plans are presently under development for these systems.

The Company also has a program to determine the Year 2000 compliance efforts of its equipment and material suppliers. The Company has sent comprehensive questionnaires to all of it significant suppliers regarding their Year 2000 compliance and is attempting to identify any problem areas with respect to those suppliers. This will be an ongoing program and the Company's response to specific problems will depend upon its assessment of the risk that such problems may cause. The Company cannot guarantee that Year 2000 problems originating with suppliers will not occur. The Company will develop contingency plans to address specific problems as they are identified.

The Company is also reviewing its building and utility systems for the impact of Year 2000. Many of the systems in this area are Year 2000 ready. While there is no reason to expect utility suppliers will not be Year 2000 compliant, there can be no assurance that these suppliers will in fact meet the Company's requirements. The failure of any supplier to achieve Year 2000 compliance could cause a shutdown of one or more of the Company's plants, which could adversely impact the Company's ability to supply products to its customers. At this time no contingency plans have been developed for these systems. The Company will develop such plans as the need becomes known. In the case of utilities, alternative suppliers may not be available.

The Company uses non-mainframe computers and software in production processes throughout the world. The Company is presently evaluating the readiness of the computer systems used in those processes. Findings to date indicate minimal changes will be required to achieve Year 2000 readiness. There can be no assurance that the Company will identify and correct every Year 2000 problem in the computer applications used in its production processes. The Company does not believe contingency plans for these systems will be necessary.

Risks

As a critical supplier to automotive OEMs and tier 1 suppliers, the Company's major exposure for Year 2000 problems is that of shutting down production at one of its customer's factories. The costs associated with such an occurrence could have a material adverse impact on the Company's results of operations.

Costs to Address Year 2000 Issues

The Company estimates the total cost of completing any required modifications, upgrades or replacements will not have a material adverse effect on the Company's results of operations. This estimate is being monitored and will be revised as additional information becomes available.

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


                             KEY PLASTICS L.L.C.


                        By: /S/ Joseph A. White
                            --------------------------
                            Joseph A. White
                            Vice President & Chief Financial Officer
                            (on behalf of the registrant
                             and as Principal Financial Officer)

                       And: /S/ David M. Smith
                            -----------------------------
                            David M. Smith
                            Corporate Controller
                           (Principal Accounting Officer)

Dated:  November 16, 1998

                                 Exhibit Index

Exhibit No.                Description
   27                 Financial Data Schedule