Form 10-K405
period 1998-12-31
KEY PLASTICS LLC
filed 1999-04-05
CIK 1061499

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's voting stock held by non-affiliates: Not Applicable. The Company is privately held.

ITEM 1. BUSINESS

THE COMPANY - BACKGROUND

         Key Plastics L.L.C., together with its subsidiaries (collectively, the "Company" or "Key"), provides the global automotive industry with comprehensive plastics manufacturing capabilities, including design and engineering, high-precision injection molding, automated manufacturing and assembly, class A surface plastic painting and material and product testing. The Company operates from its world headquarters and technical center, 16 manufacturing and three paint facilities in North America and 13 facilities in Europe with painting and manufacturing capabilities. The Company supplies highly engineered plastic components and assemblies to automotive original equipment manufacturers and Tier I suppliers around the world. The Company believes it is the largest independent automotive supplier of plastic door handle assemblies, decorative bezels and pressurized bottles in North America. After the acquisition of Foggini, discussed below, the Company presently makes or is capable of making every interior trim component in the under 700 ton press range.

         Key Plastics, Inc. was formed in January 1986 to acquire the plastics manufacturing operations of Key International Manufacturing, Inc., which had been involved in plastics manufacturing for over 20 years. On February 9, 1998 Key Plastics, Inc. contributed substantially all of its assets and liabilities to Key Plastics Technology, L.L.C. ("Technology"), a wholly owned subsidiary (the "Restructuring"). Subsequently, Technology changed its name to Key Plastics L.L.C. and Key Plastics, Inc. changed its name to Key Plastics Holdings, Inc. ("Holdings"). Pursuant to the Restructuring, the Company became the primary obligor under the Credit Agreement dated March 24, 1997 by and among the Company (as defined therein), the lenders party thereto from time to time and NBD Bank, as agent for such lenders, as amended (the "Senior Credit Agreement"); the 14% Senior Notes due 1999 (the "Senior Notes") issued under the Indenture, dated November 17, 1992, by and between the Company and Society National Bank (now Mellon Bank), as amended; and the 10 1/4% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") issued under the Indenture dated March 24, 1997 by and between the Company and Marine Midland Bank, as Trustee (the "Indenture"). Also, on February 9, 1998, a third party investor purchased a 25% equity interest in the Company (the "Investment").

         The Company is privately owned by Holdings and a third party investor. The Company has elected to be taxed as a limited liability company. The Company has made, and intends to continue to make, distributions to its members to pay their income tax obligations as a result of the Company's pass through status.

RECENT DEVELOPMENTS

         On March 29, 1999 the Company, through its subsidiary, Foggini-Key Europe, S.a.r.l., ("Foggini-Key") acquired the Foggini group of companies ("Foggini"), headquartered in Turin, Italy. Foggini is a manufacturer and assembler of plastic injection molded components for automotive OEMs and Tier 1 suppliers in Western Europe. The acquisition of Foggini adds nine manufacturing facilities spread throughout Italy, France, Switzerland and the Czech Republic. Foggini has a product offering of interior trim components and exterior parts that compliments the existing Key business. For 1998 Foggini expects to report sales of approximately $130 million.

         On March 26, 1999, the Company refinanced a portion of its existing term loans and all of its revolving debt under the Senior Credit Agreement dated March 24, 1997 and incurred new debt through amendment to, and restatement of the Senior Credit Agreement (the "New Senior Credit Facility"). The new debt was principally used to fund the Foggini acquisition consummated on March 29, 1999. The New Senior Credit Facility includes two amortizing term loans totaling $180 million and a $120 million revolving credit facility. Final maturity for the amortizing term loans occurs in 2005 and 2006. The maturity for the revolving credit facility occurs in 2006.

PRODUCTS

         The Company is a global designer and manufacturer of highly engineered, value-added plastics components and assemblies for automobiles, sport utility vehicles, light trucks and minivans. The Company considers itself to be the largest independent supplier of plastic door handle assemblies, radio bezels and pressurized bottles. The Company is also a major supplier of speaker grilles, air louvers, electrical connector covers and interior trim components. These components are typically more difficult for a customer to produce in-house or for a competitor to replicate due to the substantial investment required in specialized engineering, design and manufacturing capabilities. Management believes such products have strong worldwide growth potential and high margin opportunity.

         The Company offers comprehensive manufacturing capabilities, including design and engineering, high-precision injection molding, automated manufacturing and assembly, plastics painting and material and product testing. The Company also has extensive tool making capabilities and designs and builds approximately one-third of the tooling used in the manufacture of its products.

INTERNATIONAL OPERATIONS

         The Company has acquired strategic positions in Europe in order to serve its customers on a global basis. In 1998 the UK, Portugal and France accounted for approximately 25% of the Company's net sales. This expansion resulted in the addition of new customers such as Rover, Renault and Sommer Allibert. On March 29, 1999 the Company, through Foggini-Key acquired Foggini, a manufacturer and assembler of plastic injection molded components for automotive OEMs and Tier 1 suppliers in Western Europe. The acquisition of Foggini adds nine manufacturing facilities spread throughout Italy, France, Switzerland and the Czech Republic. Foggini has a product offering of interior trim components and exterior parts that compliments Key's existing business. Foggini expands the Company's customer base to include Fiat, Volkswagen and several other important Western OEMs and Tier 1 suppliers. The Foggini acquisition adds significantly to the base of sales to Renault and the PSA Group. For 1998 Foggini expects to report sales of approximately $130 million.

         The Company prices its products sold throughout Europe and Canada in the currency of the country shipping the products and, in the United States and Mexico, in United States dollars. To the extent that prices are in the currency of the country in which the products are sold, the prices of such products in dollars will vary as the value of the dollar fluctuates against such currencies. There can be no assurance that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to the Company on the sale of its products in such countries.

The Company is presently engaged in limited currency hedging of specific foreign currency transactions, primarily in France and the UK.

MANUFACTURING OPERATIONS

         Product Manufacturing. The Company's core manufacturing technologies are small press injection molding, automated assembly, pad printing, painting, laser etching, sonic welding and hot plate welding. As part of its strategy to supply highly engineered value-added components, the Company has substantially expanded the use of automation and robotics in its assembly operations. These capabilities enhance quality, reliability and reduce labor costs.

         Product Processes. The Company has organized its production processes to minimize the number of manufacturing functions and the frequency of material handling. In addition, the Company utilizes, where practical, a flexible manufacturing process which uses cellular manufacturing to allow a continuous flow of parts with minimal set-up time. Such cellular manufacturing utilizes machine vision, robotics and a palletized approach and can be easily converted from one product application to the other with re-programming and new pallets at a cost lower than traditional work cell approach.

         Paint Operations. The Company believes its broad base of Class A paint application capabilities positions it well for supplying the domestic and foreign exterior trim market. The Company is able to provide both high-bake, high solids painting, which is traditionally preferred by domestic OEMs, and low-bake, two component painting, which is preferred by foreign OEMs. The Company has also developed paint application technology utilizing innovative robotic applications, which has enabled the Company to reduce costs by improving paint transfer efficiency.

         Quality. The Company has a strong quality assurance program and has made substantial investments in technology to monitor and improve quality. Included among these investments are CAD/CAM equipment, statistical process control systems, failure mode and effect systems, process-controlled molding machines and automated assembly equipment. In addition, the Company has material and product test laboratories that monitor product reliability and are accredited by its major OEM customers. The Company's engineering functions are ISO 9001 certified. All of the Company's eligible manufacturing facilities are QS 9000 registered. One new facility is working through the required six month start up period.

THE OEM SUPPLIER INDUSTRY

         The Company competes in the global automotive original equipment manufacturer supplier industry. The OEM supplier industry is cyclical and, in large part, dependent upon the overall strength of consumer demand for light trucks and passenger cars. The automotive industry is currently characterized by a number of factors which affect the Company. These factors include (i) OEMs' demand for suppliers with efficient, comprehensive research and development, design and manufacturing capabilities, (ii) consolidation of suppliers as a result of increasing OEM demands, and (iii) the globalization of the OEM supplier base. As a result of these factors, suppliers must (i) continually demonstrate the ability to satisfy, in cost efficient ways, the OEMs' design and manufacturing demands and (ii) establish international positions which can effectively supply and service the OEMs.

         Management believes the Company has achieved a leadership position and is well positioned to benefit from emerging trends in global automotive markets as a result of several key competitive strengths. These competitive strengths include: (i) demonstrated technological expertise and innovation in developing highly engineered systems and components; (ii) strong relationships with major OEMs; (iii) an emphasis on quality management; (iv) the ability to supply its customers globally; and (v) state of the art equipment and facilities.

RAW MATERIALS

         The principal raw materials used by the Company are engineered plastic resins such as nylon, polypropylene and ABS, all of which are available from several suppliers. The Company has no reason to believe that there will not be an ample supply of its raw materials for the reasonably foreseeable future, but the Company cannot make any prediction as to the future price of such raw materials. The Company is generally not able to pass on to its customers any increase in raw material costs. As the Company has grown, its increased purchasing volume, in many cases, has enabled it to hold or reduce raw material costs. As a result, the Company has not experienced a significant increase in the prices of its raw materials in recent years.

CUSTOMERS

         The Company's direct sales to its principal customers, Ford Automotive Operations, including its subsidiary Visteon ("Ford"), General Motors Corporation ("GM"), and DaimlerChrysler Corporation ("Chrysler") accounted for approximately 37%, 14% and 9%, respectively, of the Company's consolidated net sales in fiscal year 1998. If sales to those OEMs' Tier I suppliers are included, the Company's sales to Ford, GM and Chrysler accounted for approximately 52%, 16% and 14%, respectively, of the Company's consolidated net sales in fiscal year 1998. The Company's business is dependent upon consumer demand for the specific models and product lines that incorporate the Company's parts. The Company's arrangements with its OEMs are typically in the form of purchase orders that may be canceled by the OEMs. However, the Company believes cancellation of purchase orders is rare, due, in part, to the OEM production interruption likely to be caused by changing suppliers. The loss of any of these customers could adversely affect the Company's future revenues.

COMPETITION

         The Company's business is highly competitive. A large number of actual and potential competitors exist, including the internal component operations of the OEMs as well as independent suppliers. Some of the Company's competitors include Donnelly Corporation, ADAC Corporation, Summit Plastics, LDM Technologies, Inc., Fawn Industries, Inc., Lacks Industries, Inc., Geiger Technik., Seigal Roberts, Ventura Group, MGI Coutier, Mecaplast and
Manducher. None of these competitors competes with the Company along all product lines. The Company competes on the basis of quality, cost, timely delivery, customer service and, increasingly, on the basis of design and engineering capability, painting capability, new product innovation and product testing capability.

         The Company's business is increasingly competitive due to the consolidation of the supply base resulting from changing OEM policies. The Company principally competes for new business both at the beginning of development of new models and upon the redesign of existing models by its major customers. New model development generally begins two to four years prior to the marketing of such models to the public. Due to the large investment by OEMs in tooling and the long lead time required to commence production, customers generally do not change suppliers once a part is put into production.

EMPLOYEES

         At December 31, 1998, the Company employed approximately 5,000 persons in North America and Europe. The Company believes that relations with its employees are good. Hourly employees at the Company's Plymouth, Michigan facility (approximately 9% of all employees) and its two U.K. plants (approximately 13% of all employees) are the only employees represented by collective bargaining units. Workers at the plant in Belleme, France are represented by the Federation of the Plastics Industry. The Plymouth employees are represented by Local 7639 International Union of United Paper Workers pursuant to a collective bargaining agreement, which expires on December 7, 2000. The workforce at Key's facilities in the United Kingdom are represented by two unions: Amalgamated Electrical and Engineering Union ("AEEU") and Manufacturing, Scientific and Finance Union ("MSF"). Both AEEU and MSF follow the traditional negotiation patterns seen in Great Britain by renegotiating terms and conditions on an annual basis. Wage negotiations in France occur annually on a nationwide basis, with little local control.

ENVIRONMENTAL MATTERS

         The Company and its operations are subject to comprehensive and frequently changing federal, state and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water, and the disposal of hazardous wastes. The Company is also subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at the properties it owns or operates and at other properties where the Company or predecessors have arranged for the disposal of hazardous substances. As a result, the Company is involved, from time to time, in administrative and judicial proceedings and inquiries relating to environmental matters. The Ohio Environmental Protection Agency has raised questions about the air permit status of the Company's facility in Montpelier, Ohio. The Company expects to resolve these questions without making significant financial expenditures. The Company does not believe there are any other pending investigations at the Company's plants or sites relating to environmental matters.

ITEM 2.  PROPERTIES

         Most of the Company's facilities are owned by the Company, with the exception of the Company's world headquarters in Novi, Michigan and manufacturing facilities in Grand Rapids, Michigan, Knoxville, Tennessee, Coventry, U.K., Chihuahua, Mexico (Plant 1 only), all facilities in Italy, Switzerland and the Czech Republic, which are leased. Management believes that its facilities are adequate for its present needs. The Company conducts molding, painting and assembly operations in approximately 2.0 million square feet of manufacturing floor space in 32 operating locations in the following communities.

                                                             Approximate
                      Location                             Square Footage                    Description of Use
                      --------                             --------------                    ------------------
Novi, Michigan...................................               33,000           World Headquarters and Technical Center
Plymouth, Michigan...............................              168,000           Manufacturing
Felton, Pennsylvania (Plant 1)...................               53,000           Manufacturing
Felton, Pennsylvania (Plant 2)...................               39,000           Manufacturing
Hamilton, Indiana................................               54,000           Manufacturing
York, Pennsylvania (Plant 1).....................               22,000           Manufacturing
York, Pennsylvania (Plant 2).....................               40,000           Manufacturing
Montpelier, Ohio.................................               79,000           Painting
Hartford City, Indiana...........................               50,000           Painting and Assembly
Chihuahua, Mexico (Plant 1)......................               65,000           Manufacturing
Grand Rapids, Michigan...........................               56,000           Manufacturing
South Bend, Indiana..............................               80,000           Manufacturing
Coventry, UK.....................................              100,000           Manufacturing and Painting
Leiria, Portugal.................................               84,000           Manufacturing and Painting
Port Huron, Michigan.............................               52,000           Manufacturing
Chesterfield, Michigan...........................               44,000           Assembly and limited painting
Chihuahua, Mexico (Plant 2)......................               55,000           Manufacturing
Ashley, Indiana..................................               21,000           Manufacturing
Belleme, France..................................               90,000           Manufacturing
Howell, Michigan.................................              116,000           Painting and Assembly
Markham, Canada..................................               41,000           Manufacturing
Knoxville, Tennessee.............................               42,000           Manufacturing
Tamworth, UK.....................................               70,000           Manufacturing
Monterrey, Mexico................................               50,000           Manufacturing
Rome, Italy......................................               66,000           Manufacturing
Turin, Italy (Plant 1)...........................              120,000           Manufacturing
Turin, Italy (Plant 2)...........................               36,000           Manufacturing
Turin, Italy (Plant 3)...........................               10,000           Manufacturing
Novazzano, Switzerland (Plant 1).................               22,000           Manufacturing
Novazzano, Switzerland (Plant 2).................               22,000           Manufacturing
Bohema, Czech Republic...........................               16,000           Manufacturing
Rochefort, France................................              105,000           Manufacturing
Voujeaucourt, France.............................              101,000           Manufacturing




ITEM 3.  LEGAL PROCEEDINGS

         The Company is, from time to time, involved in routine litigation arising out of the ordinary course of its business. The Company believes currently pending or threatened litigation will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company is owned by Holdings and Paribas Principal Partners ("Paribas"). Holdings is a privately owned holding company whose members are primarily employees or directors of the Company. Holdings owns a 75% interest in the Company and Paribas owns the remaining 25% interest. There is no established public trading market for the equity of the Company.

Key is organized as a limited liability company. The Company is not subject to federal income taxes. The Company's policy is to make distributions to its equity holders for income taxes due on their share of the Company's taxable income. In addition, certain covenants of the Senior Note Indenture, New Senior Credit Facility and Restated Operating Agreement restrict the Company's ability to pay cash dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected historical consolidated financial data of Key for the five year period ended December 31, 1998. The selected consolidated financial data for such fiscal years were derived from the audited consolidated financial statements of the Company. The audited consolidated financial statements of the Company for each of the three years in the period ended December 31, 1998 are included elsewhere in this Annual Report on Form 10-K together with the report thereon of PricewaterhouseCoopers LLP, independent accountants. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements of the Company presented elsewhere in this Annual Report on Form 10-K.

                                                                      Year Ended December 31,
                                                                         ($ in thousands)
                                         ----------------------------------------------------------------------------------
INCOME STATEMENT DATA:                       1998            1997            1996            1995            1994
                                             ----            ----            ----            ----            ----
   Net Sales                               $371,533        $306,001        $217,087        $179,251         $194,112
   Gross Profit                              67,647          66,319          41,785          37,544           36,060
   Selling, general and                      35,613          33,664          18,866          15,531           13,955
   administrative expenses
   Amortization of goodwill                   2,596           1,576             114              --               --
   Interest expense                          29,148          22,112          15,754          14,861           12,752
   Net income/(loss) before                    (457)          8,845           7,051           7,079            8,569
   extraordinary item, minority
   interest and foreign income tax
   Extraordinary item-loss on early            (522)         (5,192)             --              --               --
   retirement of debt
   Net income/(loss)                        ($3,172)         $1,679          $7,051          $7,080           $8,569

BALANCE SHEET DATA:
   Total assets                            $388,489        $282,904        $193,204        $126,090         $121,853
   Total debt                               301,038         219,288         144,283         119,640          111,060
   Long-term debt                           280,372         216,575          82,521         102,467          103,522
   Total members' equity (deficit)           (8,459)        (12,261)        (15,563)        (20,875)         (23,427)

OTHER FINANCIAL DATA:
   EBITDA (a)                              $  54,299       $  47,497       $  32,094       $  28,984        $  27,588

(a) EBITDA is defined as income (loss) from continuing operation before the effect of extraordinary items, minority interest and non-operating income or expense, plus the following: interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA is not and should not be used as an indicator or alternative to net income (loss) or cash flow as reflected in the Consolidated Financial Statements of the Company, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles and may not be comparable to other similarly-titled measures of other companies. A reconciliation of net income (loss) to EBITDA is as follows:

                  Reconciliation of Net Income (loss) to EBITDA
                             Year Ended December 31,
                                ($ in thousands)

                                               1998             1997             1996            1995             1994
                                               ----             ----             ----            ----             ----
Net Income (loss)                            $(3,172)        $ 1,679          $ 7,051         $ 7,080          $ 8,569
Add (Deduct) the following:
     Extraordinary item                          522           5,192               --              --               --
     Minority interest & other                 1,322           1,722               --              --               --
     Foreign income taxes                      1,618             374
     Interest expense                         28,175          21,679           15,211          14,292           12,752
     Depreciation & amortization              25,834          16,851            9,832           7,612            6,267
                                             -------         -------          -------         -------          -------

EBITDA                                       $54,299         $47,497          $32,094         $28,984          $27,588

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K

RESULTS OF OPERATIONS:  1998 FISCAL YEAR COMPARED TO 1997 FISCAL YEAR

         Net sales of the fiscal year ended December 31, 1998 (the "1998 Fiscal Year") increased by $65.5 million, or 21.4%, over net sales for the fiscal year ended December 31, 1997 (the "1997 Fiscal Year"). Of the increase, approximately $51 million resulted from acquisitions completed during the last 24 months. The remainder of the increase, approximately $14.5 million, resulted primarily from additional programs and higher tool sales. The Company estimates $6.5 million of sales were lost due to the labor related strike at General Motors North American operations during portions of the second and third quarters of the 1998 Fiscal Year. Sales in the 1998 Fiscal Year were also adversely impacted by a price concession granted to a major customer.

         Gross profit for the 1998 Fiscal Year increased by $1.3 million to $67.6 million. Gross profit as a percentage of sales decreased year over year to 18.2% of sales from 21.7% in the 1997 Fiscal Year. The decrease in the percentage of gross profit as a percent of sales is attributable to several factors, including the performance of certain of the Company's recent acquisitions (1.5%), the price concession discussed above (1.1%) and higher tooling sales (.5%).

         Selling, general and administrative expenses ("SG&A") for the 1998 Fiscal Year increased by $1.9 million from the 1997 Fiscal Year. As a percentage of sales, SG&A decreased to 9.6% of sales from 11.0% of sales in the 1997 Fiscal Year. The year over year change in the percentage of SG&A as a percentage of sales is attributable to lower SG&A requirements for the Company's 1998 acquisitions.

         The minority interest for 1998 and 1997 relates to the portion net income of a partially owned subsidiary in Portugal (Materias Plasticas, S.A., see further discussion in Note 9 of the Notes to Financial Statements ) attributable to the minority members. The minority interest for 1998 represents the period from January 1 through March 31, 1998. The minority members' interest was acquired by the Company on March 31, 1998.

         As discussed under the heading of "Liquidity and Capital Resources", the Company refinanced its debt during the first quarter of 1997. As part of that refinancing, $40.1 million of the Company's Senior Notes were tendered and retired. The premium related to the repurchase of the Senior Notes, the related fees and the pro rata portion of the unamortized debt issuance costs for the Senior Notes were recorded as an extraordinary item of approximately $5.2 million in the 1997 income statement. A further $10 million of the Senior Notes were purchased and retired during 1998. The premium paid to acquire the $10 million of Senior Notes, approximately $0.5 million, was recorded as an extraordinary item in 1998.

         Interest expense (which excludes amortization of debt issue costs) increased from $21.7 million in the 1997 Fiscal Year to $28.2 million in the 1998 Fiscal Year. The increase is the result of higher average debt, offset in part by lower average interest rates. Average debt was higher primarily as a result of borrowings related to acquisitions and capital asset purchases. Interest rates are lower as a result of the Company's refinancing in March 1997 and the amendment to the Senior Credit Agreement in March 1998. The refinancing resulted in the retirement of $40.1 million of Senior Notes using debt at current market rates. The amendment to the Senior Credit Agreement provided for local currency borrowings in France and the United Kingdom which replaced US dollar debt at lower interest rates.


         Net income for the 1998 Fiscal Year decreased from the 1997 Fiscal Year as a result of the foregoing.

RESULTS OF OPERATIONS:  1997 FISCAL YEAR COMPARED TO 1996 FISCAL YEAR

         Net sales of the 1997 Fiscal Year increased by $88.9 million, or 40.9%, over net sales for the fiscal year ended December 31, 1996 (the "1996 Fiscal Year"). Of the increase, approximately $34 million resulted from acquisitions completed during 1997. Sales increased a further $31 million over the 1996 Fiscal Year as a result of the acquisitions completed in 1996. The remainder of the increase, approximately $24 million, resulted primarily from additional programs.

         Gross profit for the 1997 Fiscal Year increased by $24.5 million, primarily as a result of the increased sales discussed above. The gross profit margin increased by 2.5%, from 19.2% in the 1996 Fiscal Year to 21.7% in the 1997 Fiscal Year. The increase was primarily attributable to operating efficiencies within the Company's existing businesses and to slightly higher overall margins experienced in the businesses acquired during 1996 and 1997.

         SG&A for the 1997 Fiscal Year increased by $14.8 million from $18.9 in the 1996 Fiscal Year. Approximately $6 million of the increase represents the full year effect of 1996 acquisitions. The Company's European operations incur SG&A costs at several times that of the North American operations. This was primarily attributable to two factors. First, the businesses acquired in Europe tend to be separate, self sustained enterprises with individual administrative and engineering staffs. Second, the Company believes that SG&A costs in the areas of Europe where it has operations are generally increased by the economic and regulatory environments of those countries, and will tend to be higher than the Company's historical base of North American operations.

         The minority interest for 1997 relates to the portion of net income of a partially owned subsidiary in Portugal attributable to the minority members.

         As discussed more fully under the heading of Liquidity and Capital Resources, the Company refinanced its debt during the first quarter of 1997. As part of that refinancing, $40.1 million of the Company's Senior Notes were tendered and retired. The premium related to the repurchase of the Senior Notes, the related fees and the pro rata portion of the unamortized debt issuance costs for the Senior Notes were recorded as an extraordinary item of approximately $5.2 million in the 1997 income statement.

         Interest expense (excluding amortization of debt issue costs) increased from $15.2 million in the 1996 Fiscal Year to $21.7 million in the 1997 Fiscal Year as a result of higher average debt, offset in part by lower average interest rates, resulting primarily from borrowings related to acquisitions and capital asset purchases.

         Net income for the 1997 Fiscal Year decreased from the 1996 Fiscal Year as a result of the foregoing.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal cash requirements are to meet its debt payments, fund its capital plan (including, where necessary, acquisitions) and meet its working capital needs. The Company anticipates its operating cash flow, together with additional available borrowings under the New Senior Credit Facility, will be sufficient to meet the aforementioned requirements.

         Net cash provided from operations was approximately $15.7 million in the 1998 Fiscal Year compared to $7.8 million in the 1997 Fiscal Year. The increase in cash from operations primarily relates to working capital improvements and increased business volume.

         Net cash used in investing activities in the 1998 Fiscal Year of $105.4 million consisted of $63.8 million of capital spending, $30.3 million of which related to acquisitions. Fiscal 1998 capital expenditures include injection molding machines, assembly equipment and automation. The Company believes 1999 capital spending will be approximately $37 million, excluding the Foggini acquisition. Actual capital expenditures may be greater as a result of acquisitions or new business opportunities. The $26.3 million increase in tooling assets includes tooling, engineering and design costs for the launch of several significant production programs in 1998. The Company believes these costs will be recovered over the life of the production part.

         As of March 9, 1998, the Senior Credit Agreement was amended to allow the Company to obtain additional five-and-one-half year amortizing term loans as follows: Key Plastics L.L.C. $20 million US dollars, Key Plastics International, S.N.C. to obtain a French franc 93.9 million and Key Plastics, U.K. to obtain a pound sterling 6.3 million. This action provided additional borrowing capacity which was used primarily for acquisitions. This action also provided a natural hedge for the Company's net assets in France and the U.K. It also provided for lower local currency borrowings than the United States dollar debt replaced by this action.

         On March 26, 1999, the Company refinanced a portion of its existing term loans and all of its revolving debt under the Senior Credit Agreement and incurred new debt through the New Senior Credit Facility. The new debt was principally used to fund the cash portion of the Foggini acquisition, consummated on March 29, 1999. The New Senior Credit Facility includes two amortizing term loans totaling $180 million and a $120 million revolving facility. Final maturity for the amortizing term loans occurs in 2005 and 2006. The maturity for the revolving facility occurs in 2006.

         Net cash provided by financing activities in 1998 was $86.6 million. On February 10, 1998, a portion of the proceeds from the Investment, $7.2 million, was accounted for as additional paid in capital and used to pay down debt. Loans under the new Senior Credit Facility are secured by substantially all of the assets of the Company and constitute senior debt of the Company.

         At December 31, 1998, the Company had total indebtedness of $301 million, of which $125.0 million was incurred pursuant to the notes issued under the Indenture, $154.3 million was incurred pursuant to the Company's Senior Credit Agreement and $14 million was incurred pursuant to the notes issued under the indenture related to the Senior Notes dated November 17, 1992, by and between the Company and Society Bank (now known as Mellon Bank), as amended. Pro forma availability under the revolving portion of the New Senior Credit Facility was approximately $24 million as of December 31, 1998.

YEAR 2000 COSTS

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

READINESS/CONTINGENCY PLANS

         For its information technology, the Company currently utilizes an IBM AS400-based computing environment which is complimented by a series of local-area networks (LAN) and stand alone personal computers. Substantially all operating systems related to the AS400 and LANs have been updated to comply with Year 2000 requirements. In addition, upgraded versions of the Company's financial, manufacturing and other software applications, which are Year 2000 ready, are available and are now in the process of being integrated into the Company's systems. The Company expects this integration to be complete by the end of the second quarter of 1999. Plans are in place to replace non-compliant personal computers during the first half of 1999. Contingency plans are also presently under development for these systems.

         The Company also has a program to determine the Year 2000 compliance efforts of its equipment and material suppliers. The Company has sent comprehensive questionnaires to all of its significant suppliers regarding their Year 2000 compliance and is attempting to identify any problem areas with respect to those suppliers. Most suppliers responding state they plan to be Year 2000 compliant by 2000. This is an ongoing program and the Company's response to specific problems will depend upon its assessment of the risk that such problems may cause. The Company cannot guarantee that Year 2000 problems originating with suppliers will not occur. The Company will develop contingency plans to address specific problems as they are identified.

         The Company is also reviewing its building and utility systems for the impact of Year 2000. Many of the systems in this area are Year 2000 ready. While there is no reason to expect utility suppliers will not be Year 2000 compliant, there can be no assurance that these suppliers will in fact meet the Company's requirements. The failure of any supplier to achieve Year 2000 compliance could cause a shutdown of one or more of the Company's plants, which could adversely impact the Company's ability to supply products to its customers. At this time the Company has draft contingency plans developed for these systems and final version expected by May 1, 1999. In the case of utilities, alternative suppliers may not be available.

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

RISKS

         As a critical supplier to automotive OEM and tier 1 suppliers, the Company's major exposure for Year 2000 problems is that of shutting down production at one of its customer's factories. The costs associated with such an occurrence could have a material adverse impact on the Company's results of operations.

COSTS TO ADDRESS YEAR 2000 ISSUES

         The Company estimates the total cost of completing any required modifications, upgrades or replacements will not have a material adverse effect on the Company's results of operations. This estimate is being monitored and will be revised as additional information becomes available.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to a variety of market risks, including foreign currency exchange rate fluctuations and interest rate fluctuations on its variable borrowings.

FOREIGN CURRENCY RISK

         A portion of the Company's operations consists of manufacturing and sales activities outside of the United States. The Company manufactures and sells products in Canada, Mexico, England, France, Portugal and, after the acquisition of Foggini in March 1999, Italy, Switzerland and the Czech Republic. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The functional currency for all of the Company's operations, with the exception of Mexico, is the currency of the country selling the products. The US dollar is the functional currency of the Company's Mexican operations. As such, the Company's operating results are exposed to exchange rate fluctuations at its foreign locations.

         At December 31, 1998, the Company's net assets subject to foreign currency translation risk are $7.9 million. The potential loss from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $0.8 million. This model assumes a parallel adverse shift in currency exchange rates. This assumption may overstate the impact of exchange rate changes on individual assets and liabilities denominated in a foreign currency.

         At December 31, 1998, the Company held foreign exchange forward contracts with a notional value of $28 million. The contracts are hedges for specific foreign currency transactions as follows. Approximately $19 million is to purchase French francs and $9 million is to purchase British pounds sterling. The French franc hedge relates to an acquisition completed in March 1999 and the pound sterling hedge relates to an anticipated cash flow pursuant to the refinancing of debt under the Company's Senior Credit Agreement. Both hedges were settled prior to March 31, 1999.

INTEREST RATE RISK

         Approximately half the Company's borrowings carry variable interest rates tied to the US prime rate or LIBOR rates, which are subject to fluctuations beyond the control of the Company. The Company also has fixed long-term borrowings which mitigate the impact of potential interest rate fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary financial information included in this Annual Report on Form 10-K are set forth on the Index to Consolidated Financial Statements appearing on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

ITEM 10.   DIRECTORS AND OFFICERS

The following are the directors and executive officers of the Company.

Name                          Age         Position with Company                               Current position since
----                          ---         ---------------------                               ----------------------
Joel D. Tauber                63          Director                                            1986
George Mars                   61          Director                                            1986
David C. Benoit               50          Chief Executive Officer and Director                1995 (Director since 1986)
Leonard R. Griffin            47          President and Chief Operating Officer and Director  1995
Jean-Michel Coulot            45          Director                                            1998
Stephen Eisenstein            37          Director                                            1997
Christian Coumans             60          President, International Operations                 1997
Douglas C. Chapple            47          Vice President,  Eastern Group Operations           1996
Darrel Hampton                59          Senior Vice President, Strategic Planning           1998
Calvin A. Saur                47          Vice President,  Global Technology & Product        1995
                                          Development
Joseph A. White               45          Vice President, Chief Financial Officer             1998
Henry J. Wojtaszek            55          Vice President, Western Group Operations            1996


         Joel D. Tauber formed the Company with Messrs. Mars and Benoit in 1986 and has been a director and Chairman of the Board since that time. Mr. Tauber is a manufacturing executive, business consultant and investor. Mr. Tauber is President of Keyco Bond Fund, Inc. and serves as Chairman of the Board of Complex Tooling & Molding, Inc., Keywell Corporation and KMGI, Inc.

         George Mars formed the Company with Messrs. Tauber and Benoit in 1986. He has been a director since that time and Co-Chairman of the Board since 1995. Prior to his retirement, Mr. Mars served as President of the Company from 1986 to 1995.

         David C. Benoit formed the Company with Messrs. Tauber and Mars and has been a director since the Company's formation in 1986. Mr. Benoit was Executive Vice President of the Company from 1986 to 1995, when he was appointed to his current position of Chief Executive Officer. Mr. Benoit has 17 years experience in the automotive industry. Mr. Benoit is also a member of the Board of Directors for Complex Tooling & Molding, Inc.

         Leonard R. Griffin, President and Chief Operating Officer and a Director of the Company, joined Key in April 1995 and joined the Board of Directors in February 1998. Prior to joining the Company, Mr. Griffin served for five years as President of Woodbridge Inoac, Inc., a joint venture partnership formed by Woodbridge Group, a Canadian plastics company and Inoac, Ltd., a Japanese automotive parts supplier. Prior to serving as President of Woodbridge, Mr. Griffin was General Manager of Rockwell International's Automotive Plastics Products Operations. Mr. Griffin's business experience consists of nearly 30 years in the automotive industry.

         Jean-Michel Coulot is a managing director of Paribas Principal Investments (Paris office) specializing in leveraged buyouts and other private equity transactions in the engineering and capital goods sector. Prior to joining Paribas Principal Investments, Mr. Coulot was the head of European Equity Sales for Paribas Capital Markets' London office and was a representative at the Paribas office in Indonesia.

         Stephen Eisenstein is a founding partner of Paribas Principal Partners. Prior to founding Paribas Principal Partners, Mr. Eisentein was a Managing Director in Banque Paribas' U.S. Merchant Banking Group.

         Christian Coumans joined the Company in May of 1997 as Vice President of International Operations. Prior to joining Key, Mr. Coumans worked for Sommer Allibert, S.A. where he held several positions in marketing, international development and operations.

         Douglas C. Chapple has been Vice President, Eastern Group of the Company since November 1996. Prior to joining the Company, Mr. Chapple was, from 1994 to 1996, Vice President, Manufacturing of Dott Industries, Inc., a privately owned finisher and decorator of plastic products. Before joining Dott Industries, Inc., Mr. Chapple was employed, for over 17 years, by General Motors Corporation in a variety of manufacturing and engineering capacities.

         Darrel Hampton joined the Company in September of 1998 as Senior Vice President, Strategic Planning. Prior to joining Key, Mr. Hampton was Vice President, Customer Relations and Program Management at UT Automotive, Interior Systems, a Tier 1 supplier of automotive electrical, electronics and integrated trim systems. Mr. Hampton has 38 years of experience in the automotive industry.

         Calvin A. Saur has been employed by the Company since 1986 and was promoted to his current position, Vice President, Global Technology & Product Development, in May of 1995. Mr. Saur has held various other positions at the Company, including Vice President, Research & Development. He has 27 years of experience within the automotive industry.

         Joseph White joined the Company as Vice President and Chief Financial Officer in September of 1998. Prior to joining the Company, Mr. White spent one year with the Becker Group as Vice President of Finance and 16 years with Aeroquip-Vickers Inc. in various positions, most recently Finance Director of Vickers Asia-Pacific.

         Henry J. Wojtaszek has been employed at the Company for 12 years in various manufacturing capacities and has been the Vice President, Western Group since 1996. Mr. Wojtaszek has 35 years of automotive industry experience and is a past president of the Society of Plastics Engineers.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain information as to the cash compensation earned by each of the Company's chief executive officer and four other most highly paid current executive officers who earned more than $100,000 for services rendered to the Company during the three years ended December 31, 1998.


                           SUMMARY COMPENSATION TABLE

                                                                                             ALL OTHER
NAME AND TITLE                             YEAR         SALARY           BONUS             COMPENSATION
David C. Benoit                            1998        $320,000        $162,000              3,600(a)
Chief Executive Officer                    1997         290,000         145,000              2,700(a)
                                           1996         275,000         125,000              1,300(a)

Leonard R. Griffin                         1998         270,000         132,000              4,800(a)
President                                  1997         250,000         120,900              4,600(a)
                                           1996         240,000         106,000                700(a)

Douglas Chapple                            1998         165,000          33,800              4,798(a)
Vice President, Eastern Group(b)           1997         157,500          34,800              1,900(a)
                                           1996          25,000              --                 --

Christian Coumans                          1998         162,000          63,900             10,247(a)
President, International                   1997          89,000          39,289                 --
Operations (c)

Calvin A. Saur                             1998         130,000          30,000              3,346(a)
Vice President, Product Development        1997         124,000          27,000              2,900(a)
                                           1996         117,000          24,250              1,300(a)



(a) Represents 401K match amounts for the account of the named executive. Prior to 1997 represents profit sharing amounts paid to the named executive officers.
(b)  Joined the Company in 1996.
(c)  Joined the Company in 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 27,1998, Holding's and Paribas beneficially owned 75 percent and 25 percent, respectively, of the Company. The address for Holdings is the Company's address. The address for Paribas is 787 Seventh Avenue, New York, NY 10019.

         The following table sets forth the beneficial ownership of Holding's common stock ("Common Stock") as of March 29, 1999 owned by the directors of the Key, the named executive officers, and all directors and officers as a group, and by other holders known to the Company as having beneficial ownership of more than five percent of the Common Stock.

Each person exercises sole investment and voting rights with respect to the shares of Common Stock shown in the table below unless otherwise stated. The address of each of the following persons is Suite 200, 21333 Haggerty Road, Novi, Michigan 48375.

                                                       NUMBER OF SHARES     PERCENTAGE OF
                                                       OF COMMON STOCK       OUTSTANDING
DIRECTORS, OFFICERS AND FIVE PERCENT HOLDERS          OWNED BENEFICIALLY      SHARES(a)

Joel D. Tauber Trust............................           32,000                    7.1
Joel D. Tauber .................................           58,828                   12.9%
David C. Benoit ................................           79,833(a)                17.6%
George Mars ....................................           62,065                   13.6%
Calvin A. Saur .................................            9,228                    2.0%
A.E. Stull .....................................            6,000                    1.3%
Leonard R. Griffin .............................            6,101                    1.3%
Douglas Chapple.................................            1,000                    0.2%
All directors and officers as a
group (13 persons)..............................          272,803                   79.7%


(a) 79,833 shares are held by various David C. Benoit trusts, of which Mr. Benoit either controls or is the Trustee and beneficiary.

         Messrs. Tauber, Mars and Benoit, if they vote their shares in a combination which exceeds 50% of the outstanding Common Stock, have the ability to elect a majority of the Board of Directors of Holdings determine the outcome of any other matter submitted to members for approval. There are no arrangements, however, among any of the members of Holdings, including such persons, with respect to the voting or disposition of the Common Stock and there are no arrangements between the members and Holdings, except that (i) members may not make any dispositions which could result in the termination of the Company's S Corporation status and (ii) certain members are parties to an Equityholders Agreement as described in Item 13.

CHANGE OF CONTROL ARRANGEMENTS - LONG TERM INCENTIVE PLAN

         The Company's Long Term Incentive Plan (the "LTIP") is intended to provide additional incentive to officers, including the executive officers named in the Summary Compensation Table, and other eligible key employees of the Company. The LTIP provides compensation to the employees who are included in the LTIP and who remain employees as of the date of the occurrence of a Third Party Transaction (as defined) of the Company. A Third Party Transaction is defined as an initial public offering of the Company's Member Interest, a sale of all or substantially all of the Company's Member Interest or a sale of all or substantially all of the Company's assets. In the event that a Third Party Transaction occurs, each eligible employee will be entitled to payment based on a formula equal to the Total Incentive Pool (as defined) multiplied by the result obtained by multiplying a factor assigned to each employee at the time such employee is included in the LTIP times the employee's Cumulative Base Compensation. Cumulative Base Compensation means the total base compensation earned by such employee from the date of inclusion in the LTIP to the date of occurrence of a Third Party Transaction. The factor assigned to each employee is based upon the level of management in which the employee is included. Total Incentive Pool means the total of all Cumulative Base Compensation of every eligible employee. The LTIP will fund upon the occurrence of a Third Party Transaction and terminates as of the date of such occurrence.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Consulting Arrangements. The Company has consulting arrangements with each of Messrs. Tauber and Mars. Mr. Tauber and Mr. Mars are each paid $10,000 per month for services provided to the Company. In addition, Mr. Mars receives compensation at a rate of $1,000 per diem, plus out-of-pocket expenses, for each day of services provided, which services are not compensated for by the $10,000. In 1998, Mr. Tauber and Mr. Mars earned $120,000 and $120,000, respectively.

         Non-Competition and Non-Disclosure Agreements. On February 9, 1998 each of Messrs. Tauber and Benoit entered into Non-Competition and Non-Disclosure Agreements with the Company, pursuant to which they have agreed, during the term of the agreements and for 6 months after termination of their affiliation with the Company, to not compete with the Company within a 50 mile radius of any company facility or disclose or use confidential information without the consent of the Company, except as required in executing their duties to the Company.

         Equityholders Agreement. As of February 9, 1998, the Company, Holdings, Paribas, and each of Messrs. Tauber, Mars and Benoit entered into an Equityholders Agreement (the "Equityholders Agreement"). Pursuant to the terms of the Equityholders Agreement, the parties agreed to certain restrictions on the transfer of equity interests in the Company and Holdings and granted certain parties tag-along rights, bring-along rights, rights of first refusal and preemtive rights related to transfers of equity interest in the Company and Holdings and sales or transfer of all assets or equity interests in the Company. The parties also agreed to certain matters of corporate governance of the Company and Holdings and other matters.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

         (a)     1.   Financial Statements:

                 The Consolidated Financial Statements filed with this report are listed on page F-1.

                 2.   Financial Statement Schedules:

                 No financial statement schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are required under the related instructions or are immaterial and, therefore, have been omitted.

                 3.   Exhibits:

                 The exhibits filed with this Report are listed on the "Exhibit Index" on page E-1 and are incorporated herein by reference.

         (b)     Reports on Form 8-K.


                 The Company filed no reports on Form 8-K during the fourth quarter of 1998.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the size and growth of the automobile market or the plastic automobile component market; consumer demand for the particular models or lines that use the Company's parts; the ability of the Company to sustain, manage or forecast its growth; the size, timing and mix of purchases of the Company's products; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; dependence upon OEMs (as defined); liability and other claims asserted against the Company; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; product recalls; warranty costs; the ability to attract and retain qualified personnel; the ability to protect technology; the ability to realize planned cost savings in its acquisitions; retention of earnings; and other factors referenced in this Annual Report on Form 10-K. Certain of these factors are discussed in more detail elsewhere in this Annual Report on Form 10-K, including, without limitation, under the captions "Selected Consolidated Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Given these uncertainties, users of this Annual Report on Form 10-K are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

                      KEY PLASTICS L.L.C. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE

Report of Independent Accountants.........................................F-2

Consolidated Balance Sheets -- December 31, 1998 and 1997.................F-3

Consolidated Statements of Operations --
 Years Ended December 31, 1998, 1997, and 1996............................F-4

Consolidated Statements of Members' Deficit --
Years Ended December 31, 1998, 1997, and 1996.............................F-5

Consolidated Statements of Cash Flows --
  Years Ended December 31, 1998, 1997 and 1996............................F-6

Notes to Consolidated Financial Statements................................F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Members of Key Plastics L.L.C.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, members' deficit, and cash flows present fairly, in all material respects, the financial position of Key Plastics L.L.C. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
March 29, 1999

                      KEY PLASTICS L.L.C. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                             (Dollars in thousands)


                                                             1998            1997
                                                           --------        --------
ASSETS
Current assets:
  Cash                                                     $  3,798        $  6,918
  Accounts receivable, net                                   77,795          58,186
  Inventories                                                53,006          54,867
  Prepaid expenses                                            6,659           3,529
                                                           --------        --------
       Total current assets                                 141,258         123,500

Property, plant and equipment, net                          171,533         122,285
Tooling assets, net                                          24,800           5,904
Intangibles, net                                             42,292          29,482
Other assets                                                  8,606           1,733
                                                           --------        --------
       Total assets                                        $388,489        $282,904
                                                           ========        ========

LIABILITIES AND MEMBERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt                     $ 20,666        $  2,653
  Accounts payable                                           61,043          46,389
  Accrued interest                                            6,093           5,236
  Accrued payroll                                             6,217           3,942
  Other accrued liabilities                                   9,785          12,746
                                                           --------        --------
       Total current liabilities                            103,804          70,966

Capital lease obligation                                      3,692           1,514
Long-term debt                                              280,372         216,575
Other long-term obligations                                   9,080           6,110
Members' equity (deficit):
   Members' contributions                                    19,355          12,317
   Accumulated deficit                                      (27,960)        (24,740)
   Accumulated other comprehensive income                       146             162
                                                           --------        --------

       Total members' deficit                                (8,459)        (12,261)
                                                           --------        --------

Total liabilities and members' deficit                     $388,489        $282,904
                                                           ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

                      KEY PLASTICS L.L.C. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                             (Dollars in thousands)


                                                                                    1998             1997              1996
                                                                                    ----             ----              ----


Net sales..............................................................            $371,533        $306,001          $217,086
Cost of sales..........................................................             303,886         239,682           175,301
Selling, general and administrative expenses...........................              35,613          33,664            18,866
                                                                                   --------        --------          --------
                                                                                     32,034          32,665            22,919
Amortization of Goodwill...............................................               2,596           1,576               114
Interest expense and amortization of debt
   issuance costs......................................................              29,148          22,112            15,754
Other non-operating expense............................................                 747             122                --
                                                                                   --------        --------          --------
   Income/(loss) before foreign income taxes,
     minority interest and extraordinary item..........................                (457)          8,845             7,051

Foreign income taxes...................................................               1,618             374                --
Minority interest......................................................                 575           1,600                --
                                                                                   --------        --------          --------

    Income/(loss) before extraordinary item............................              (2,650)          6,871             7,051

Extraordinary item - early retirement of debt..........................                (522)         (5,192)               --
                                                                                   --------        --------          --------

    Net income/(loss)..................................................           $  (3,172)       $  1,679          $  7,051
                                                                                  =========        ========          ========


The accompanying notes are an integral part of the consolidated financial statements.

                      KEY PLASTICS L.L.C. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (Dollars in thousands)

                                                                                     Additional      Shareholder
                                                                 Common Stock          Paid-In          Notes          Members'
                                                               Shares     Amount       Capital       Receivable      Contribution
                                                               ------     ------     -----------     -----------     ------------
  Balances December 31, 1995                                  $ 316,834       95        $10,002

  Dividend distributions, $5.63/ share

  Purchase and constructive retirement of common stock             (926)                   (216)

  Net Income
  Currency Translation

  Comprehensive Income
                                                                -------    -----         ------

  Balances, December 31, 1996                                   315,908       95          9,786

  Dividend distributions, $2.27/ share

  Purchase and constructive retirement of common stock                                      (38)

  Issuance of common stock                                        6,000        2            353           $(355)

  Shareholder contribution                                                                2,396

  Payment on shareholder notes                                                                               78

  Net Income
  Currency translation

  Comprehensive Income
                                                                -------     ----       --------          ------

  Balances, December 31, 1997                                   321,908       97         12,497            (277)

  February 9,1998 Contribution from Key Plastics Holdings,     (321,908)     (97)       (12,497)            277       $12,317
  Inc. to Key Plastics L.L.C.

  Members' Contribution                                                                                                 7,038

  Dividend Distribution

  Net Loss
  Currency translation

  Comprehensive Income
                                                                -------      -----        -------          -------      -------

  Balances, December 31, 1998                                   $    --         --        $    --          $    --      $19,355
                                                                =======      =====        =======          =======      =======

                                                                                 Accumulated Other
                                                                  Accumulated       Comprehensive
                                                                    Deficit         Income (Loss)      Total
                                                                  -----------     ----------------     -----
  Balances December 31, 1995                                       $(30,972)                         $(20,875)

  Dividend distributions, $5.63/ share                               (1,782)                           (1,782)

  Purchase and constructive retirement of common stock                                                   (216)

  Net Income                                                          7,051                             7,051
  Currency Translation                                                               $   259              259
                                                                                                      -------
  Comprehensive Income                                                                                  7,310
                                                                    -------          -------          -------

  Balances, December 31, 1996                                       (25,703)             259          (15,563)

  Dividend distributions, $2.27/ share                                 (716)                             (716)

  Purchase and constructive retirement of common stock                                                    (38)

  Issuance of common stock                                                                                 --

  Shareholder contribution                                                                              2,396

  Payment on shareholder notes                                                                             78

  Net Income                                                          1,679                             1,679
  Currency translation                                                                   (97)             (97)
                                                                                                     --------
  Comprehensive Income                                                                                  1,582
                                                                    -------           ------          -------

  Balances, December 31, 1997                                       (24,740)             162          (12,261)

  February 9,1998 Contribution from Key Plastics Holdings,                                                 --
  Inc. to Key Plastics L.L.C.

  Members' Contribution                                                                                 7,038

  Dividend Distribution                                                 (48)                              (48)

  Net Loss                                                           (3,172)                           (3,172)
  Currency translation                                                                   (16)             (16)
                                                                                                     --------
  Comprehensive Income                                                                                 (3,188)
                                                                   --------           ------         --------

  Balances, December 31, 1998                                      $(27,960)          $  146          $(8,459)
                                                                   ========           ======          =======


The accompanying notes are an integral part of the consolidated financial statements.

                      KEY PLASTICS L.L.C. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 1998, 1997, AND 1996
                             (Dollars in thousands)

                                                                  1998            1997               1996
                                                                ---------       --------          --------
Cash flows from operating activities:
   Net income/(loss)                                           $  (3,172)        $ 1,679         $  7,051
                                                               ---------        --------         --------
  Adjustments to reconcile net income/(loss) to net
    cash provided by operating activities:
     Extraordinary item--early retirement of debt                    522           5,192               --
     Minority interest                                               575           1,600               --
     Depreciation                                                 22,265          14,842            9,175
     Amortization                                                  3,569           2,009              657
  Decrease (increase) in assets:
     Accounts receivable                                         (12,148)         (4,499)         (13,725)
     Inventories                                                   6,691         (13,793)         (13,571)
     Prepaid expenses                                             (3,130)            601             (906)
  Increase (decrease) in liabilities:
     Accounts payable                                              5,916           3,026           16,517
     Other accrued liabilities                                    (5,395)         (2,812)           9,296
                                                               ---------        --------         --------
       Total adjustments                                          18,865           6,166            7,443
                                                               ---------        --------         --------
Net cash provided by operating activities                         15,693           7,845           14,494
                                                               ---------        --------         --------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment, net             (33,477)        (23,621)         (16,738)
  Property, plant and equipment from acquired businesses         (30,372)        (14,598)         (23,109)
  Increase in intangible assets                                  (16,379)        (18,153)          (6,093)
  Tooling assets, net                                            (26,329)         (2,699)          (2,009)
  Decrease/(increase) in other assets                              4,087          (5,369)              --
  Deposits for pending acquisitions                               (2,897)             --               --
                                                               ---------        --------         --------
    Net cash used in investing activities                       (105,367)        (64,440)         (47,949)

Cash flows from financing activities:
  Net borrowings under debt agreements                            92,588         323,944           45,464
  Principal payments under debt
    agreements and capital leases                                (10,925)       (246,746)         (16,042)
  Long-term agreements to finance acquisitions                    (1,677)             --            1,677
  Costs to secure new financing                                     (522)         (5,865)              --
  Cash portion of extraordinary item                                  --          (4,460)
  Purchase of common stock                                            --             (38)            (216)
  Dividend distributions                                             (48)           (716)          (1,782)
  Member capital contributions, net                                7,038           2,396               --
  Change in outstanding checks                                        --          (5,372)           4,354
                                                               ---------        --------         --------

Net cash provided by financing activities                         86,554          63,513           33,455
                                                               ---------        --------         --------

Net increase/(decrease) in cash                                   (3,120)          6,918               --
Cash, beginning of year                                            6,918              --               --
                                                               ---------        --------         --------

Cash, end of year                                              $   3,798         $ 6,918           $   --
                                                               =========        ========         ========
Supplemental disclosure of cash flow information -
 Cash paid during the year for:
    Interest                                                   $  27,321         $21,674          $13,889
    Foreign income taxes                                       $   1,291         $    --          $    --



The accompanying notes are an integral part of the consolidated financial statements.

                      KEY PLASTICS L.L.C. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 8, 1998, Key Plastics, Inc. contributed significantly all of its assets and liabilities to Key Plastics L.L.C., a Michigan limited liability company, wholly owned by Key Plastics, Inc. This reorganization of entities under common control was accounted for at historical cost in a manner similar to a pooling of interest. Also, Key Plastics, Inc. changed its name to Key Plastics Holdings, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES

At December 31, 1998, Key Plastics L.L.C. (the "Company") is owned by Key Plastics Holdings, Inc. ("Holdings") and Paribas Principal Partners ("Paribas"), collectively "Members". Holdings is a privately owned holding company whose members are primarily employees or directors of the Company. Holdings owns a 75% interest in the Company and Paribas owns the remaining 25% interest.

CONSOLIDATION -- The consolidated financial statements include the accounts of Key Plastics L.L.C. and its majority-owned or controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated.

INVENTORIES -- Inventories are stated at the lower of cost or market with cost determined using the FIFO (first-in, first-out) method.

REVENUE RECOGNITION:

         Manufactured Parts -- Sales are recognized on manufactured parts when the parts are shipped to the customer. Returns and allowances are recorded as a reduction of sales in the period they occur.

TOOLING AND ENGINEERING COSTS:

         Tooling -- Costs of tooling purchased or produced and engineering and design related to tools or production parts for future product programs are included in work-in-progress inventory. Income from contracts for the manufacture of customer tooling, and related engineering and design is accounted for under the completed-contract method of accounting, which recognizes revenue upon completion of contracts or identifiable segments.

Costs for tools, and tooling related engineering and design in excess of customer reimbursement are capitalized and depreciated over the related part's production period. Generally, such tooling is owned by the customer and used by the Company for the production of parts for the respective customer. Such capitalized costs, net of depreciation, are included in Tooling Assets.

Engineering and design costs related to part development, in excess of customer reimbursement, are capitalized and depreciated over the related part's production period. Such capitalized costs, net of depreciation and are included in other assets.


PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets.

         The general ranges of lives are as follows:

Building and improvements.................................    25 to 30 years
Machinery and equipment....................................    3 to 15 years
Furniture and fixtures.....................................    3 to 10 years


         Maintenance and repairs are expensed; renewals and betterments are capitalized. Upon retirement, replacement, or sale, gains or losses are included in income.

                      KEY PLASTICS L.L.C. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INTANGIBLES:

         Goodwill -- Goodwill represents the excess of amounts paid and liabilities assumed over the fair value of identifiable tangible and intangible assets acquired. This amount is amortized using the straight-line method over a period of 15 years. The company evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluations compare operating income before amortization of goodwill to the amortization recorded for the operations to which the goodwill relates. The company also considers projected future operating results, trends and other circumstances in making such estimates and evaluations.

         Deferred Financing Costs -- Deferred financing costs represent costs incurred in connection with obtaining financing. These costs are amortized over the period the loans are outstanding.

         Other Intangibles -- Other intangibles are amortized using the straight-line method over five to 10 years.

         Preproduction Costs -- Preproduction costs associated with the start-up of manufacturing activities related to new parts are included in the cost of sales in the period incurred.

INCOME TAXES -- The Company is organized as a limited liability company. Under the provisions of this election, the Company is not subject to federal income taxes. The Company's policy is to pay dividends to Members for income taxes due on their share of the Company's taxable income. Under the terms of a tax allocation agreement, the Members are required to make additional capital contributions to the Company equivalent to the income tax benefit resulting from their share of the Company's taxable losses to the extent of previous distributions. The additional capital contributions are recorded when received.

MAJOR CUSTOMERS -- The Company manufactures injection molded plastic parts for sale primarily to domestic automobile manufacturers and their suppliers. Substantially all of the Company's net sales and accounts receivable are with three domestic automobile manufacturers and their suppliers. Net sales to one of these customers accounted for approximately 37 percent of net sales in 1998, approximately 46 percent of net sales in 1997 and approximately 58 percent of 1996 net sales. Net sales to a second one of these customers accounted for approximately 14 percent of 1998 sales, approximately 11 percent of sales in 1997 and approximately 10 percent of 1996 net sales. The change in these percentages reflects the increased diversity of the Company's automotive customer base.

ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION -- Assets and liabilities of international subsidiaries are translated at the exchange rates as of the balance sheet date. Related translation adjustments are reported as a component of stockholders' equity. Revenues and expenses are translated at the average rates in effect for the period.

DERIVATIVE FINANCIAL INSTRUMENTS -- The company limits use of derivative financial instruments to forward exchange contracts to hedge significant foreign currency transactions. As of December 31, 1998, the notional value of all contracts was $28 million, including approximately $19 million to purchase French francs and $9 million to purchase British pounds sterling. The French franc hedge relates to an acquisition completed in March 1999 (see Note 12, Subsequent Event). The pound sterling hedge relates to an anticipated cash flow for a refinancing of debt under the Company's Senior Credit Facility in March 1999 (see Note 5, Long-Term Debt). As of December 31, 1997, the Company held a Portuguese escudo forward with a notional amount of $8 million to hedge a transaction which closed in the first quarter of 1998.

FINANCIAL INSTRUMENTS -- The Company's financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and debt. Because of their short maturity cash and cash equivalents, accounts receivable and payable approximates fair value. Fair value of long-term debt is based on rates available to the Company for debt with similar terms and maturities.

                      KEY PLASTICS L.L.C. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS - The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires all items recognized under the standard as components of Comprehensive Income be reported in the financial statements. The only component of the Company's Comprehensive Income not already included in Net Income consists of currency translation adjustments that result from consolidating foreign subsidiaries in United States dollars at current exchange rates. The Company has elected to report total Comprehensive Income in the Statement of Members' Deficit.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which is effective beginning January 1, 1999 for the Company. This statement requires start up activities, to be expensed as incurred. Start-Up Activities are broadly defined in the Statement of Position as one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility or commencing some new operation. At its March 24, 1999 meeting, the Emerging Issues Task Force (EITF) added to its agenda, an issue addressing whether pre-production engineering costs are capitalizable fixed asset costs, start-up costs within the scope of SOP 98-5, or research and development costs within the scope of FASB Statement No. 2, "Accounting for Research and Development Costs". The adoption of SOP 98-5 is not expected to materially affect the results of operations or financial position of the Company, pending resolution of the EITF issue.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). The statement requires all derivative instruments be recorded at fair value on the balance sheet with changes in fair value recorded each period in current earnings or comprehensive income depending upon the underlying purpose for the derivative. Management of the Company has not yet determined the impact that adoption of this statement will have on its earnings or financial position.

RECLASSIFICATIONS -- Certain reclassifications have been made in the prior year financial statements to conform with the presentation used in 1998.

                      KEY PLASTICS L.L.C. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




2. INVENTORIES
     The components of inventories consist of the following:

                                                              DECEMBER 31,
                                                        ----------------------
                                                        (Dollars in Thousands)

                                                          1998          1997
                                                        -------        -------
Raw materials......................................     $15,709        $9,071
Work in process....................................       3,203         2,438
Finished goods.....................................      10,009         9,005
Customer tooling in process........................      24,085        34,353
                                                        -------       -------
     Total.........................................     $53,006       $54,867
                                                        =======       =======

                      KEY PLASTICS L.L.C. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                           DECEMBER 31,
                                                      ----------------------
                                                      (Dollars in Thousands)

                                                        1998         1997
                                                      --------      -------

Land................................................    $6,743       $2,591
Building and improvements...........................    43,282       35,038
Machinery and equipment.............................   198,805      127,304
Furniture and fixtures..............................     9,728        7,281
Construction-in-progress............................     9,410        8,916
                                                      --------      -------

     Total..........................................   258,558      181,130
     Less accumulated depreciation..................    87,025       58,845
                                                      --------      -------

     Total..........................................  $171,533     $122,285
                                                      ========      =======


4. INTANGIBLES

         Intangible assets consist of the following:

                                                           DECEMBER 31,
                                                      ----------------------
                                                      (Dollars in Thousands)

                                                         1998         1997
                                                      --------      -------
Goodwill............................................   $40,577      $24,746
Deferred financing costs............................     8,122        7,582
Other intangibles...................................       844          836
                                                       -------      -------
      Total.........................................    49,543       33,164
      Less accumulated amortization.................     7,251        3,682
                                                       -------      -------

      Total.........................................   $42,292      $29,482
                                                       =======      =======

                      KEY PLASTICS L.L.C. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




5. LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                             December 31,
                                                                                     ---------------------------
                                                                                       1998               1997
                                                                                    --------            -------
    Senior  Subordinated  Notes, due March 2007,  requiring  semiannual interest
    payments at the rate of 10.25%.........................................          $125,000           $125,000

    Term loans, bank, due September 2004, requiring quarterly interest payments at LIBOR plus 2.5% (7.6% at December 31, 1998):
                        Payable in US dollars..............................            33,475             15,000
                        Payable in British pounds sterling.................             9,935              9,246
                        Payable in Portuguese escudos......................            11,413                 --
                        Payable in French francs...........................            12,165                 --

    Revolving credit loan, bank, due December 2003,  requiring  monthly interest payments at prime plus 0.5% and LIBOR plus 2.25%.  A portion  totaling $11.6 million US dollars is  denominated  in  Canadian  dollars.  (Interest  rates
    vary from 7.35% to 8.25% at December 31, 1998).........................            87,301             33,837

    Senior Notes, due November 1999,  requiring  semiannual interest payments at
    the rate of 14%........................................................            14,015             24,365

    Other..................................................................             7,734             11,780
                                                                                     --------           --------

    Total including current maturities.....................................           301,038            219,228
    Less:  Current maturities..............................................            20,666              2,653
                                                                                     --------           --------
    Total..................................................................          $280,372           $216,575
                                                                                     ========           ========

    Principal payments of long-term debt for each of the next five years is as follows:

    Current maturities..................................................              $20,666
    2000................................................................               13,023
    2001................................................................               25,023
    2002................................................................               40,989
    2003 and thereafter.................................................              201,337

                      KEY PLASTICS L.L.C. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5. LONG-TERM DEBT -- (CONTINUED)

         The Company's financing agreements contain many restrictive loan covenants, some of which require the Company to maintain minimum levels of working capital, require the maintenance of specified financial ratios, and restrict specified payments, including dividends. Under the most restrictive covenant, the Company must maintain a specified minimum fixed charge ratio, which could limit the Company's capital expenditures for any 12 month period. Substantially all of the Company's assets are pledged as collateral for long-term debt.

         In March 1997 the Company simultaneously issued $125 million of 10.25% Senior Subordinated Notes, due March 2007, entered into a new $140,000 Senior Credit Facility and made a tender offer for all of its 14% Senior Notes then outstanding. The $125 million Senior Subordinated notes were sold in a private placement and subsequently registered in July 1997. As a result of the March 1997 tender offer, $40.6 million of the Senior Notes due 1999 were retired. On November 15, 1999 the Company retired an additional $10.4 million of Senior Notes due 1999. The premiums paid to the noteholders, the related transaction fees and unamortized debt issue costs were recorded in the respective years' consolidated statements of operations as an extraordinary item.

         During March 1999 the Company refinanced a portion of the existing term and all of the revolving debt under the Senior Credit Facility and incurred new debt ("the New Senior Credit Facility"). The new debt was principally used to fund an acquisition consummated also during March 1999 (see Subsequent Event footnote). The debt maturities herein reflect the repayment schedule of the New Senior Credit Facility for the refinanced debt as December 31, 1998. The New Senior Credit Facility includes two amortizing term loans totaling $180 million and a $120 million revolving facility. Final maturity for the amortizing term loan occurs in 2005 and 2006. The maturity for the revolving facility occurs in 2006. Pro forma availability under the New Senior Credit Facility (after the acquisition of Foginni discussed in Note 12, Subsequent Event) was approximately $24 million at December 31, 1998.

         At December 31, 1998, the Company had the following additional open letters of credit. Economic and Industrial Development Revenue Bonds of $3.2 million are collateralized by a $3.2 million letter of credit. The revolving credit facility payable in Portuguese escudos is collateralized by a $15 million bank letter of credit. The Company is self-insured in the State of Michigan for workers' compensation. As such, the Company has a bank letter of credit in the amount of $0.5 million to serve as collateral for any potential claims.

         The carrying amount of the bank debt and the remaining other long-term debt instruments approximate fair value as the floating rates inherent in this debt reflect changes in overall market interest rates.

                      KEY PLASTICS L.L.C. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6. LEASES

         The Company has entered into capital leases for facilities and production equipment in Mexico, the United States and the United Kingdom (equipment only). The gross amount of assets included in property, plant and equipment under capital leases as of December 31, 1998 and 1997 $6.1 million and $2.6 million, respectively.

         Present value of net minimum lease payments under capital leases is $3.7 million and $1.5 million as of December 31, 1998 and 1997, respectively.

         The Company has significant operating leases at three of its facilities. During 1995, the Company entered into a 10 year operating lease for its World Headquarters located in Novi, Michigan. The Company's executive, engineering and sales staffs are located at the World Headquarters. The Company also has an operatings lease for the Grand Rapids, Michigan plant which expires in 2000 and the Coventry, U.K. plant which expires in 2005. The rental expense related to these leases amounted to $1,326 thousand in 1998, $682 thousand in 1997, and $530 thousand in 1996.

         Minimum future lease obligations on capital and operating leases in effect at December 31, 1998 are as follows:


                                                           CAPITAL    OPERATING
                                                           -------    ---------

1999.....................................................   1,705       1,476
2000.....................................................     973       1,438
2001.....................................................     700       1,176
2002.....................................................     460       1,116
2003.....................................................      72       1,135
Thereafter...............................................      24       2,078

                      KEY PLASTICS L.L.C. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. EMPLOYEE BENEFITS AND COMPENSATION COMMITMENTS

         RETIREMENT AND PROFIT SHARING PLANS - Effective January 1, 1997 the Company began providing a defined contribution retirement plan to substantially all of its employees in the United States. Contributions are matched by the Company up to a maximum of three percent. This plan replaced a profit sharing plan, which provided for contributions determined at the Board of Directors' discretion. Company contributions to these plans were approximately $1.0 million and $0.8 million in 1998 and 1997, respectively.

CHANGE IN CONTROL AGREEMENT -- Certain key management are included in a long term incentive plan. The plan provides for payments upon the occurrence of an initial public offering, sale of all or substantially all of the Company's stock or sale of all or substantially all of the Company's assets. Payment is based upon a formula specified in the plan.

                      KEY PLASTICS L.L.C. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8. LITIGATION AND CLAIMS

         The Company is subject to various legal and regulatory proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of any liability which may result with respect to these actions will not materially affect the financial position of the Company.

         Additionally, the Company is under review by the Ohio Environmental Protection Agency ("OEPA") for possible violations of environmental emission standards and permitting regulations at its Ohio facility. The Company is in the process of providing the information requested by the OEPA and is taking the necessary steps to comply with the regulations. At this point, no fines and penalties have been assessed against the Company. Based on current information, management believes that the results of the investigation will not materially affect the financial position or results of operations of the Company.

9. INCOME TAXES

Income before income taxes for U.S. and non-U.S. operations, excluding equity in net income/(loss) of affiliated companies. The Company has elected to be taxed as a limited liability corporation. Under the provisions of this election, the Company is not subject to federal income taxes. Therefore, there is no U.S.
tax obligation to the Company. Total income before income taxes as follows
( $ in thousands):

                                        1998             1997            1996
                                        ----             ----            ----
U.S.                                    $(6,119)         $6,102            $6,552
Non-U.S.                                  5,662           2,743               499
                                        -------          ------            ------
  Total income before income taxes      $  (457)         $8,845            $7,051
                                        =======          =======           ======

The provision for income taxes was estimated as follows (in thousands):


                                        1998             1997            1996
                                        ----             ----            ----
Currently payable
  U.S. federal                         $   --           $  --           $  --
  Non-U.S.                              1,528             374              --
                                       ======           =====           =====
    Total currently payable             1,528             374              --

Deferred tax liability/(benefits)
  U.S. federal                             --              --              --
  Non-U.S.                                 90              --              --
                                       ------           -----           -----
Total deferred                             90              --              --
                                       ------           -----           -----
   Total provision                     $1,618           $ 374           $  --
                                       ======           =====           =====

Deferred taxes are provided for earnings of non-U.S. subsidiaries which are planned to be remitted. No provision for deferred taxes has been made on the retained earnings (primarily prior to 1998) which are considered to be indefinitely invested in the non-U.S. subsidiaries. Deferred taxes for the undistributed earnings of non-U.S. subsidiaries are not practical to estimate.

A reconciliation of the provision for income taxes compared with the amounts at the U.S. statutory tax rate.

                                                                 1998           1997        1996
                                                                 ----           ----        ----
         Tax provision at Foreign statutory rate of 40%          40%            40%         40%

         Effect of:
            Tax on non-U.S. income                                0 Pts.         0 Pts.      0 Pts.
            State and local income taxes                          0              0           0
            Other (Net operating losses)                        (11)           (26)        (40)
                                                                --------       --------    --------
              Provision for income taxes                         29%            14%          0%


Deferred income taxes reflect the estimated tax effect of accumulated temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations. The components of deferred income tax assets and liabilities at December 31 were as follows (in thousands):



                                                                 1996           1997
                                                                 ----           ----
Deferred tax assets
-------------------
Allowance for credit losses                                     $ 50            $ --
Accrued liabilities                                               10              --
                                                                ----            ----
   Total deferred tax assets                                      60              --



Deferred tax liabilities
------------------------

Depreciation and amortization                                    150              --
                                                              ------            ----
   Total deferred tax liabilities                                150              --
                                                              ------            ----
      Net deferred tax assets/(liabilities)                     $(90)           $ --
                                                              ------            ----

                      KEY PLASTICS L.L.C. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10. ACQUISITIONS

         The Company accounted for the following acquisitions using the Purchase Method. The consolidated statements of operations include the operating results of the acquired businesses from each date of acquisition.

         During 1998, the Company completed three acquisitions which compliment or expand the existing automotive parts manufacturing business. On May 29, 1998 the Company purchased the assets and business of Acco Plastics, Inc. located in Markham, Ontario (Canada). The plant in Markham performs injection molding and assembly operations. On June 4, 1998 the assets and business of the Howell, Michigan division of Libralter Plastics was acquired. The Howell plant does Class A surface exterior painting, injection molding and assembly. On August 20, 1998 the Company acquired certain injection molding assets and the related business of Concentric, Inc. located in the U.K., Mexico and the United States.

         During 1997, the Company completed three acquisitions, which expanded its automotive plastic injection molding, assembly and painting capabilities. On March 28, 1997 the Company purchased three North American manufacturing facilities of the Aeroquip Division of the Aeroquip-Vickers Corporation. On June 30, 1997 the Company purchased the assets of T.D. Shea Manufacturing Inc., an OEM supplier of decorative appliques with two factories in Indiana. On September 5, 1997 the Company acquired the Clearplas France division of Ascot Ltd.
located in Belleme, France.

         During 1996, the Company acquired Clearplas, Ltd. (Clearplas) and Materias Plasticas, S.A. ("MaP"). Both companies are automotive suppliers specializing in injection molding, painting and assembly. At December 31, 1997, Other Long-Term Obligations includes $1.8 million, representing the present value of deferred payments for the MaP shares acquired.

         During November 1996, the Company acquired MaP pursuant to an agreement which provided for the Company's acquisition of 38% of the voting stock of MaP and an option to purchase all of its remaining shares. Commencing in 1996, the agreement gave the Company significant operational control, including the appointment of a majority of the Board of Directors, appointment of the general manager and the ability to influence significant operational decisions. During March 1998, the Company completed the acquisition of the remaining outstanding shares of MaP through the exercise of the aforementioned option pursuant to the 1996 agreement. Minority interest in the accompanying Consolidated Statements of Income represents income attributable to MaP shareholders, other than the Company, until March 1998. Other accrued liabilities at December 31, 1997 include approximately $1.6 million representing the other shareholder's interest in the net assets of MaP.

         None of the acquisitions completed by the Company during the years 1996 through 1998 have exceeded the Securities and Exchange Commission threshold, either individually or in the aggregate, for determining if a Significant Subsidiary has been acquired.

         On March 29, 1999 the Company completed the acquisition of the Foggini group of companies, see Note 12, Subsequent Event.

                      KEY PLASTICS L.L.C. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11. SEGMENT DATA

         The Company is a global supplier of highly engineered plastic components for the automotive industry. Its comprehensive plastics manufacturing capabilities include design and engineering, high-precision injection molding, automated manufacturing and assembly, plastic painting and material and product testing. Prior to the acquisition of the Foggini group of companies on March 29, 1999, discussed in Note 12, the Company conducted manufacturing, assembly and painting operations from 19 facilities in North America and four facilities in Europe. All of these activities constitute a single operating segment.

         Financial information summarized by geographic area is as follows:



         NET SALES:                                   1998                1997            1996
         ----------                                   ----                ----            ----
            United States                          $254,155            $215,956         176,202
            United Kingdom                           41,109              34,679          24,166
            Other Europe                             48,765              33,051           5,284
            Other North America                      27,504              22,315          11,434
                                                   --------           ---------       ---------
            TOTAL                                  $371,533            $306,001        $217,086

         LONG-LIVED ASSETS
            United States                           119,715              87,119          73,808
            United Kingdom                           20,116               8,438           8,786
            Other Europe                             13,102              12,726          10,428
            Other North America                      18,600              14,002           7,255
                                                  ---------            --------       ---------
            TOTAL                                  $171,533            $122,285        $100,277



         Transfers between geographic areas are not significant, and when made, are recorded at prices comparable to normal unaffiliated customer sales.

                      KEY PLASTICS L.L.C. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12. SUBSEQUENT EVENT

        The Company completed the acquisition of the Foggini group of companies ("Foggini") effective March 29, 1999, for a total value including assumed debt of $113 million. Foggini, headquartered in Turin, Italy, expects to report 1998 sales of approximately $130 million from its operations in France, Italy, Switzerland, and the Czech Republic. Foggini is a leading supplier of air louvers and other automotive interior and exterior trim components for most major European original equipment manufacturers and tier one suppliers. The purchase price was paid in cash, assumed debt and a 35% equity interest in the combined European business of the Company. The cash portion of the acquisition was funded with debt provided through a refinancing of the Company's term and revolving loans consummated during March 1999, discussed more fully in Note 5, Long-Term Debt, above.

                                  * * * * * *

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            KEY PLASTICS L.L.C.



                            Dated: March 31, 1999


                            By: /s/ Joseph A. White
                                -------------------
                               Joseph A. White
                               Vice President and Chief
                               Financial Officer

                              Dated:  March 31, 1999

                               /s/ David M. Smith
                               ------------------
                               David M. Smith
                               Corporate Controller
                               (Principal Accounting Officer)

                              Dated: March 31, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                         Title                              Date


/s/ David C. Benoit     Chief Executive Officer and Director    March 31, 1999
----------------------  (Principal Executive Officer)
David C. Benoit

/s/ Leonard R. Griffin  Chief Operating Officer, President      March 31, 1999
----------------------  and Director
Leonard R. Griffin


/s/ Stephen Eisenstein  Director                                March 31, 1999
----------------------
Stephen Eisenstein

/s/ Joel Tauber         Director                                March 31, 1999
----------------------
Joel Tauber

                                  EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION

  2.1             *   Share Purchase Agreement

  3.2 Restated Articles of Organization of the Company. Incorporated herein by reference to Exhibit 3.2 to Holdings' Annual Report on Firm 10-K for the year ended December 31, 1997.

  3.4             Amended and Restated Operating Agreement of Technology.
                  Incorporated herein by reference to Exhibit 3.2 to Holdings' Annual Report on Firm 10-K for the year ended December 31, 1997.**

  4.1 Indenture, dated November 17, 1992, by and between the Company (as defined therein) and Society National Bank, as Trustee (the "Senior Note Indenture"), including 14% Senior Notes issued thereunder. Incorporated herein by referenced to
                  Exhibit 4.1 to Holdings' Registration Statement No. 33-56048.

  4.1.1 Supplemental Indenture to the Senior Note Indenture, dated as of February 9, 1998. Incorporated herein by reference to
                  Exhibit 3.2 to Holdings' Annual Report on Firm 10-K for the year ended December 31, 1997.

  4.2 Loan Agreement, dated as of August 1, 1989, between Key and the Town of Hamilton, Indiana. Incorporated herein by reference to Exhibit 4.5 of Holdings' Registration Statement 33-56048.

  4.3 Reimbursement Agreement, dated as of November 17, 1992, between the Key and Comerica Bank. Incorporated herein by reference to Exhibit 4.6 to Holdings' Registration Statement No. 33-56048.

  4.4 Loan Agreement, dated as of December 1, 1987, between Key and the Economic Development Corporation of the Township of Plymouth, Michigan. Incorporated herein by reference to
                  Exhibit 4.7 to Holdings' Registration Statement No. 33-56048.

  4.5 Reimbursement Agreement, dated as of December 1, 1987, between Key and Manufacturers Bank of Detroit, as amended. Incorporated herein by reference to Exhibit 4.8 to Holdings' Registration Statement 33-56048.

  4.7 Indenture, dated March 24, 1997, by and between the Company (as defined therein) and Marine Midland Bank, as Trustee (the "Senior Subordinated Note Indenture"). Incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement No. 333-26729.

  4.7.1 First Amendment to the Senior Subordinated Note Indenture, made as of February 9, 1998. Incorporated herein by reference to Exhibit (4.7.1/4.7.2) to Holdings' Annual Report on Form 10-K for the year ended December 31, 1997.

  4.7.2 Supplemental Indenture to the Senior Subordinated Note Indenture, dated as of February 9, 1998. Incorporated herein by reference to Exhibit (4.7.1/4.7.2) to Holdings' Annual Report on Form 10-K for the year ended December 31, 1997.

  4.8             10 1/4% Senior Subordinated Notes dated March 24, 1997.
                  Incorporated herein by reference to Exhibit 4.9 to the Company's Registration Statement No. 333- 26729.

  10.1  *         Credit Agreement, dated as of March 26, 1999, by and among the Company, the Borrowing Subsidiaries (as defined therein), the lenders party thereto from time to time and NBD Bank, as agent for such lenders (the "Credit Agreement").

  10.2 Contribution and Assignment Agreement, dated as of February 9, 1998, by Key to Technology. Incorporated herein by reference to Exhibit (10.8/10.9/10.10) to Holdings' Annual Report on Form 10-K for the year ended December 31, 1997.

  10.3 Assumption Agreement, made as of February 9, 1998 by and between Key and Technology. Incorporated herein by reference to Exhibit (10.8/10.9/10.10) to Holdings' Annual Report on Form 10-K for the year ended December 31, 1997.

  10.4 Equityholders Agreement, dated as of February 9, 1998, by and among Key, the Company, Paribas Principal Incorporated and the other Members signatory thereto. Incorporated herein by reference to Exhibit (10.8/10.9/10.10) to Holdings' Annual Report on Form 10-K for the year ended December 31, 1997.**

10.5    *         Non-Competition and Non-Disclosure Agreement, entered into on
                  February 9, 1998, by and between the Company and Joel D.
                  Tauber.

10.6    *         Non-Competition and Non-Disclosure Agreement entered into on
                  February 9, 1997, by and between the Company and David C.
                  Benoit.

10.7    *         Shareholders Agreement

10.8    *         Unilateral Promise to Sell Shares

21.1    *         Subsidiaries of the Registrant.

27.1    *         Financial Data Schedule (EDGAR version only).

*   Filed herewith
** A portion of this document has been redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission ("SEC"). An unredacted version of this document has been filed separately with the SEC.