Form 10-Q
period 1999-03-31
KEY PLASTICS LLC
filed 1999-05-10
CIK 1061499

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

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
                                    Yes  X     No
                                        ---       ---

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                      KEY PLASTICS L.L.C. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                March 31,    December 31,
                                                                                  1999            1998
                                                                                  ----            ----
                                                                                (Unaudited)
ASSETS
Current assets:
    Cash ....................................................................   $   9,887     $   3,798
    Accounts receivable, net ................................................     139,077        77,795
    Inventories .............................................................      73,799        53,006
    Prepaid expenses ........................................................       9,825         6,659
                                                                                ---------     ---------

       Total current assets .................................................     232,588       141,258

   Property, plant and equipment, net .......................................     204,884       171,533
   Tooling assets, net ......................................................      24,408        24,800
   Intangibles, net .........................................................      93,458        42,292
   Other assets .............................................................       6,513         8,606
                                                                                ---------     ---------

       Total assets .........................................................   $ 561,851     $ 388,489
                                                                                =========     =========

LIABILITIES AND MEMBERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt ......................................   $  16,890     $  20,666
  Accounts payable ..........................................................     125,495        61,043
  Other accrued liabilities .................................................      37,951        22,095
                                                                                ---------     ---------
       Total current liabilities ............................................     180,336       103,804

Long-term debt ..............................................................     341,741       280,372
Capital leases ..............................................................       3,414         3,692
Other long-term obligations .................................................      10,055         9,080
Minority interest ...........................................................      33,906            --
Members' equity (deficit):
   Member contributions .....................................................      19,355        19,355
   Accumulated deficit ......................................................     (26,818)      (27,960)
   Accumulated other comprehensive income:
      Currency translation ..................................................        (138)          146
                                                                                ---------     ---------
       Total members' equity (deficit) ......................................      (7,601)       (8,459)
                                                                                ---------     ---------

Total liabilities and members' equity (deficit) .............................   $ 561,851     $ 388,489
                                                                                =========     =========

    The accompanying notes are an integral part of the financial statements.

                      KEY PLASTICS L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                                                                             For the three months ended
                                                                                                      March 31,
                                                                                                     (Unaudited)

                                                                                              1999                  1998
                                                                                              ----                  ----
Net sales ...............................................................................   $112,594             $ 82,424
Cost of sales ...........................................................................     91,991               66,707
Selling, general and administrative expenses ............................................     11,088                8,539
                                                                                            --------             --------
                                                                                               9,515                7,178
Amortization of Goodwill ................................................................        818                  647
Other non-operating income/(expense) ....................................................        198                  (81)
Interest expense and amortization of debt issuance costs ................................      7,506                6,150
                                                                                            --------             --------
     Net income (loss) before foreign income taxes, minority
     interest ...........................................................................      1,389                  300
Minority interest .......................................................................          -                  575
Foreign income tax expense ..............................................................        246                   62
                                                                                            --------             --------
Net income (loss) .......................................................................   $  1,143             $   (337)
                                                                                            ========             ========

The accompanying notes are an integral part of the financial statements.

                      KEY PLASTICS L.L.C. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                                     For the three months ended
                                                                                                           March 31,
                                                                                                          (Unaudited)
                                                                                                      1999          1998
                                                                                                      ----          ----

Net cash from operating activities ...................................................             $   6,521     $ (20,965)
                                                                                                   ---------     ---------

Cash flows from investing activities:
    Acquisitions of property, plant and equipment, net ...............................                (9,145)       (7,803)
    Acquisition of Foggini Group of companies ........................................               (23,183)           --
    Increase in intangible assets ....................................................                    --        (6,773)
    Increase in other assets, net ....................................................                    --        (1,239)
                                                                                                   ---------     ---------

    Net cash used in investing activities ............................................               (32,328)      (15,815)

Cash flows from financing activities:

   Net borrowings under debt agreements ..............................................               190,714       121,842
   Principal payments under debt agreements and capital lease
   obligations .......................................................................              (162,023)      (94,591)
   Proceeds from sale of equipment ...................................................                 3,205            --
    Net cash from member capital contributions .......................................                    --         7,225
                                                                                                   ---------     ---------

Net cash provided by financing activities ............................................                31,896        34,476
                                                                                                   ---------     ---------


Net increase (decrease) in cash ......................................................                 6,089        (2,304)

   Cash, beginning of year ...........................................................                 3,798         6,918
                                                                                                   ---------     ---------

Cash, end of period ..................................................................             $   9,887     $   4,614
                                                                                                   =========     =========

Supplemental disclosure of cash flow information -

 Depreciation expense ................................................................             $   6,871     $   4,974
 Cash paid during the period for interest ............................................             $  11,313     $   8,726

The accompanying notes are an integral part of the financial statements.

                               KEY PLASTICS L.L.C.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Financial Statement Presentation:

         These financial statements should be read in conjunction with the Key Plastics L.L.C.'s (the "Company's") consolidated financial statements for the year ended December 31, 1998 which contain a summary of the Company's accounting principles and other information. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for a full year.

         Information for the three months ended March 31, 1999 and 1998 is unaudited but includes all adjustments, consisting of normal recurring adjustments, which management considers necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows. Certain information and footnotes necessary to comply with generally accepted accounting principles
         (GAAP) have been condensed or omitted. All significant intercompany balances and transactions have been eliminated in consolidation.

         Certain items in the 1998 financial statements presented herein have been reclassified to conform to the current period presentation.


2.       Inventories:

         Inventories are stated at the lower of cost or market with cost determined using the FIFO (first in, first out) method. The components of inventories consisted of the following:



                                                          March 31,          December 31,
                                                            1999                1998
                                                            ----                ----
                                                           (Dollars in thousands)
                                                         Unaudited
             Raw materials                                $ 28,236            $ 15,709
             Work in progress                                5,429               3,203
             Finished goods                                 15,965              10,009
             Customer tooling in progress                   24,169              24,085
                                                          --------            --------
                                                          $ 73,799            $ 53,006
                                                          ========            ========

                                   KEY PLASTICS L.L.C.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

3.       Acquisition of Foggini Group of Companies

         On March 29, 1999 the Company, through its subsidiary, Foggini-Key Europe, Sarl, ("Foggini-Key") acquired the Foggini Group of companies ("Foggini"), headquartered in Turin, Italy. Foggini is a manufacturer and assembler of plastic injection molded components for automotive OEMs and Tier 1 suppliers in Western Europe. The acquisition of Foggini adds nine manufacturing facilities spread throughout Italy, France, Switzerland and the Czech Republic. Foggini has a product offering of interior trim components and exterior parts that compliments the existing Key business. The acquisition of Foggini has been accounted for using the Purchase Method. The purchase was completed with a payment of approximately $23 million on March 29, assumed debt of $38 million, an obligation to pay $19 million on June 30, 1999 and the contribution of 35% equity of Foggini-Key Europe Sarl.

         The results of operations include Foggini from the date of acquisition, March 29, 1999. The consolidated balance sheet at March 31, 1999 includes the unaudited balance sheet of Foggini with estimated adjustments to comply with United States GAAP. The audit of the Foggini financial statements will be completed during the second quarter of 1999. Proforma financial statements giving affect to this acquisition will be presented at a future date.

         On March 26, 1999, the Company refinanced a portion of its existing term loans and all of its revolving debt under its primary credit facility (the "Senior Credit Agreement" and incurred new debt through amendment to, and restatement of the Senior Credit Agreement (the "New Senior Credit Facility"). The new debt was used to fund the cash portion of the Foggini acquisition and replace certain assumed debt in that transaction. The New Senior Credit Facility includes two amortizing term loans totaling $180 million and a $120 million revolving credit facility. Final maturity for the amortizing term loans occurs in 2005 and 2006. The maturity for the revolving credit facility occurs in 2006.

4.       Comprehensive Income

         Effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires an entity to classify items of other comprehensive earnings by their nature in an annual financial statement as defined. The Company's total comprehensive earnings were as follows:


                                                                 For the three months
                                                                   ended March 31,
                                                                1999             1998
                                                                -----            ----
                                                                (Dollars in thousands)
                                                                     Unaudited
         Net earnings (loss)                                  $1,143           $ (337)
         Other comprehensive income:
           Currency translation                                 (284)              12
                                                              ------           ------
         Total comprehensive earnings (loss)                  $  859           $ (325)



5.       Segment Data

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


                                                                      For the three months ended
                                                                          and as of March 31,
                                                                              Unaudited
                  NET SALES:                                         1999                     1998
                  ----------                                         ----                     ----
                     United States                                $77,868                  $56,659
                     United Kingdom                                13,121                    9,163
                     Other Europe                                  11,889                   11,758
                     Other North America                            9,716                    4,844
                                                                 --------                 --------
                     TOTAL                                       $112,594                  $82,424

                  LONG-LIVED ASSETS

                     United States                                115,200                   91,379
                     United Kingdom                                19,196                    8,425
                     France                                        17,784                    1,795
                     Italy                                         19,366                        -
                     Other Europe                                  13,558                   13,847
                     Other North America                           19,780                    9,668
                                                                 --------                  -------
                     TOTAL                                       $204,884                 $125,114

         Transfers between geographic areas are not significant, and when made, are recorded at prices comparable to normal unaffiliated customer sales.

ITEM 2.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   KEY PLASTICS L.L.C.

Certain statements contained or incorporated in this Quarterly Report on Form 10-Q, which are not statements of historical fact, constitute "Forward-Looking Statement" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company pursuant to the "Safe-Harbor" provisions of the Act makes such statements in good faith.

Forward-looking statements include financial projections, estimates, and statement regarding plans, objectives and expectations of the Company and its management, including, without limitation, the Foggini acquisition, plans to address computer software issues related to the approach of the year 2000, and other risk factors set forth in the Company's 1998 Form 10-K, which are incorporated herein by reference.

Forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, without limitation, those relating to the combination of the Company's business with that of Foggini, operating efficiencies and restructuring charges in connection with the acquisition, conditions in the automotive components industry, certain global and regional economic conditions and other factors detailed herein and from time to time in the documents incorporated by reference herein. Moreover, the Company's plans, objectives and intentions are subject to change based on these and other factors (some of which are beyond the Company's control).

                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
         Below is a summary of period-to-period changes in the principal items of the condensed statements of operations. This is followed by a discussion and analysis of significant factors affecting the Company's earnings for the period.


                                              Comparison of Results of Operations
                                                     Increase (Decrease)
                                                     (Dollars in millions)

                                                        Three Months Ended
                                                        ------------------
                                                        March 31,1999 vs.
                                                        March 31, 1998

     Net sales                                            $30.2      37%

     Cost of sales                                         25.3      38%

     Gross profit                                           4.9      31%

     Selling, general and
       Administrative expenses                              2.5      30%

     Amortization of goodwill                               0.2      26%

     Interest expense, net                                  1.4      22%

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three months ended March 31,1999 compared to three months ended March 31,1998.

Net sales for the first quarter of 1999 were $112.6 million, which was $30.2 million, or 37% higher than the comparable quarter of 1998. Revenues from operations acquired in the last 12 months accounted for approximately half of the sales increase over the 1998 first quarter. Sales in the base business (operations held as of January 1, 1998) increased by $10.0 million through a combination of additional programs and volume increases. Tooling revenues were also up about $3 million year over year.

Gross profit in the first quarter of 1999 was $20.6 million, or 18.3% of sales, compared to $15.7 million, or 19.1% of sales in the first quarter of 1998. The increased gross profit is attributed to the increased sales. The decrease in gross profit as a percentage of sales of 0.8% is primarily attributable to certain of the Company's recent acquisitions.

Selling, general and administrative ("SG&A") expenses increased by $2.5 million to $11.1 million, or 9.8% of sales, compared to 10.4% of sales in the first quarter of 1998. The decrease in SG&A as a percent of sales is attributed to lower SG&A requirements to support the Company's continued growth.

Interest expense was $7.5 million for the quarter, a net increase of $1.3 million over the same period for 1998. The increase is primarily the result of debt incurred to finance 1998 and 1999 acquisitions.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

On March 26, 1999, the Company refinanced a portion of its existing term loans and all of its revolving debt under the Senior Credit Agreement and incurred new debt through the New Senior Credit Facility. The new debt was principally used to fund the cash and assumed debt portions of the Foggini acquisition, consummated on March 29, 1999. The New Senior Credit Facility includes two amortizing term loans totaling $180 million and a $120 million revolving facility. Final maturity for the amortizing term loans occurs in 2005 and 2006. The maturity for the revolving facility occurs in 2006. Interest rates for the New Senior Credit Facility are based on a matrix and result in rates generally starting between 300 and 350 basis points above LIBOR.

The Company's principal cash requirements are to meet its debt payments, fund its capital plan (including, where necessary, acquisitions) and meet its working capital needs. The Company anticipates its operating cash flow, together with additional available borrowings under the New Senior Credit Facility, will be sufficient to meet the aforementioned requirements.

Net cash provided from operations was approximately $9.7 million in the first quarter of 1999 compared to $20.9 million used in the 1998 first quarter. The year over year increase in cash generated from operations primarily relates to working capital reductions and improved profitability.

Net cash used in investing activities in the first three months of 1999 was $122.2 million compared to $15.8 million for the same period of 1998. The significant year over year change is attributable to the Foggini acquisition, which was completed on March 29, 1999 with cash, assumed debt and the transfer of 35% ownership of Foggini-Key in a transaction valued at $113.1 million. Capital expenditures include injection molding machines, assembly equipment and automation. The Company believes 1999 capital spending will be approximately $37 million. Actual capital expenditures may be greater as a result of acquisitions or new business opportunities.

Net cash provided by financing activities in 1999 was $118.6 million which primarily relates to the acquisition of Foggini discussed elsewhere herein.

At March 31, 1999, the Company had total indebtedness of $358.6 million, of which $125.0 million was incurred pursuant to issuance in 1997 of its 10.25% Senior Subordinated Notes due 2007, $211.9 million was incurred pursuant to the Company's New Senior Credit Agreement and $14 million represents the remaining principal balance outstanding for the Company's issuance in 1992 of its 14% Senior Notes due 1999. Availability under the revolving portion of the New Senior Credit Facility was approximately $21.1 million as of March 31, 1999.


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

The Company also has a program to determine the Year 2000 compliance efforts of its equipment and material suppliers. The Company has sent comprehensive questionnaires to all of its significant suppliers regarding their Year 2000 compliance and is attempting to identify any problem areas with respect to those suppliers. Most suppliers responding state they plan to be Year 2000 compliant by 2000. This is an ongoing program and the Company's response to specific problems will depend upon its assessment of the risk that such problems may cause. The Company cannot guarantee that Year 2000 problems originating with suppliers will not occur and if they do occur, that they will not have a material adverse impact on the Company. The Company will develop contingency plans to address specific problems as they are identified.

The Company is also reviewing its building and utility systems for the impact of Year 2000. Many of the systems in this area are Year 2000 ready. While there is no reason to expect utility suppliers to not be Year 2000 compliant, there can be no assurance that these suppliers will in fact meet the Company's requirements. The failure of any supplier to achieve Year 2000 compliance could cause a shutdown of one or more of the Company's plants, which could adversely impact the Company's ability to supply products to its customers. At this time the Company has draft contingency plans developed for these systems, a final version is expected by September 30, 1999. In the case of utilities, alternative suppliers may not be available.

The Company uses non-mainframe computers and software in production processes throughout the world. The Company is presently evaluating the readiness of the computer systems used in those processes. Findings to-date indicate minimal changes will be required to achieve Year 2000 readiness. There can be no assurance that the Company will identify and correct every Year 2000 problem in the computer applications used in its production processes. The Company does not believe contingency plans for these systems will be necessary.

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

The foregoing disclosure contains information regarding Year 2000 readiness, which constitutes a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Readiness Disclosure Act.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of market risks, including foreign currency exchange rate fluctuations and interest rate fluctuations on its variable borrowings.

FOREIGN CURRENCY RISK

A portion of the Company's operations consists of manufacturing and sales activities outside of the United States. The Company manufactures and sells products in Canada, Mexico, England, France, Portugal, Italy, Switzerland and the Czech Republic. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The functional currency for all of the Company's operations, with the exception of Mexico, is the currency of the country selling the products. The US dollar is the functional currency of the Company's
Mexican operations. As such, the Company's operating results are exposed to exchange rate fluctuations at its foreign locations.

At December 31, 1998, the Company's net assets subject to foreign currency translation risk approximate $40 million. The potential loss from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $4 million. This model assumes a parallel adverse shift in currency exchange rates which is not widely viewed as likely. As such, this assumption may overstate the impact of exchange rate changes on individual assets and liabilities denominated in a foreign currency.

At March 31, 1999, the Company held foreign exchange forward contracts with a notional value of approximately $56 million. The contracts hedge US dollar debt at certain of the European subsidiaries.

INTEREST RATE RISK

Approximately two thirds of the Company's borrowings carry variable interest rates tied to the US prime rate or LIBOR rates, which are subject to fluctuations beyond the control of the Company. The Company also has fixed long-term borrowings which partially mitigate the impact of potential interest rate fluctuations.

PART II - OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit 3 - A list of exhibits required to be filed as part of this Form 10-Q is included under the heading "Exhibit Index" included in this Form 10-Q and incorporated herein by reference.

(b) Reports on Form 8-K - A Form 8-K was filed on April 13, 1999 to report the acquisition of the Foggini Group of companies which was completed on March 29, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      KEY PLASTICS L.L.C.


                 By: /S/ Joseph A. White
                    -------------------------------------
                     Joseph A. White
                     Vice President & Chief Financial Officer
                     (on behalf of the registrant
                     and as Principal Financial Officer)

                And: /S/ David M. Smith
                    ------------------------------
                     David M. Smith
                     Corporate Controller
                     (Principal Accounting Officer)

Dated:  May 10, 1999

                                  Exhibit Index


Exhibit No.                    Description
-----------                    -----------

2.1 Share Purchase Agreement, dated as of March 29, 1999, between Foggini-Key and Massimo Foggini, Giovanni Foggini, Paolo Foggini, and Maria Alba Foggini (collectively, the "Sellers"). Incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 10-K for the year ended December 31, 1998.

10.1 Credit Agreement, dated as of March 26, 1999, by and among the Company, the borrowing subsidiaries (as defined therein), the lenders party thereto from time to time and NBD Bank, as agent for such lenders. Incorporated herein by reference to Exhibit
                10.1 of the Company's Current Report on Form 10-K for the year ended December 31, 1998.

10.7 Shareholders Agreement, dated as of March 29, 1999, between the Sellers, the Company, Key Plastics Automotive L.L.C., Key Plastics International L.L.C. and Foggini-Key. Incorporated herein by reference to Exhibit 10.7 of the Company's Current Report on Form 10-K for the year ended December 31, 1998.

10.8 Unilateral Promise to Sell Shares, dated as of March 29, 1999 between the Company and the Sellers. Incorporated herein by reference to Exhibit 10.8 of the Company's Current Report on Form 10-K for the year ended December 31, 1998.

27.1            Financial Date Schedule (EDGAR version only).