Form 10-Q
period 1999-06-30
KEY PLASTICS LLC
filed 1999-07-23
CIK 1061499

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

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

                                  Yes  X   No
                                     -----

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                               KEY PLASTICS L.L.C. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                     (Dollars in thousands)

                                                          June 30,        December 31,
                                                            1999              1998
                                                            ----              ----
                                                        (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ........................    $  16,201         $   3,798

  Accounts receivable, net .........................      117,728            77,795

  Inventories ......................................       72,232            53,006

  Prepaid expenses .................................        8,645             6,659
                                                        ---------         ---------

       Total current assets ........................      214,806           141,258

Property, plant and equipment, net .................      198,085           171,533
Tooling assets, net ................................       39,819            24,800

Intangibles, net ...................................       99,098            42,292

Other assets .......................................       13,145             8,606
                                                        ---------         ---------

       Total assets ................................    $ 564,953         $ 388,489
                                                        =========         =========


LIABILITIES AND MEMBERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt .............    $  19,831         $  20,666
  Accounts payable .................................       96,378            61,043
  Other accrued liabilities ........................       31,409            22,095
  Other short-term debt ............................       18,252                --
                                                        ---------         ---------
       Total current liabilities ...................      165,870           103,804

Long-term debt .....................................      364,451           280,372
Capital leases .....................................        4,817             3,692
Other long-term obligations ........................        7,651             9,080
Minority interest ..................................       33,758                --
Members' equity (deficit):
   Member contributions ............................       19,355            19,355
   Accumulated deficit .............................      (27,738)          (27,960)
   Accumulated other comprehensive income:
      Currency translation .........................       (3,211)              146
                                                        ---------         ---------
       Total members' equity (deficit) .............      (11,594)           (8,459)
                                                        ---------         ---------

Total liabilities and members' equity (deficit) ....    $ 564,953         $ 388,489
                                                        =========         =========


    The accompanying notes are an integral part of the financial statements.

                      KEY PLASTICS L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                              For the three months ended    For the six months ended
                                                                        June 30,                     June 30,
                                                                      (Unaudited)                  (Unaudited)

                                                                      1999        1998           1999          1998
                                                                      ----        ----           ----          ----
Net sales ..................................................     $ 151,265    $  86,584      $ 263,859      $ 169,008
Cost of sales ..............................................       124,507       70,151        216,498        136,858
Selling, general and administrative expenses ...............        15,114        9,027         26,202         17,566
                                                                 ---------    ---------      ---------      ---------
                                                                    11,644        7,406         21,159         14,584
Amortization of Goodwill ...................................         1,514          194          2,332            841
Interest expense and amortization of debt issuance costs ...         9,677        6,879         17,183         13,029
Other non-operating expense, net ...........................           818           17            620             98
                                                                 ---------    ---------      ---------      ---------
     Net income (loss) before foreign income taxes,                   (365)         316          1,024            616
     minority interest .....................................
Foreign income tax expense .................................           556          178            802            240
Minority interest ..........................................            --           --             --            575
                                                                 ---------    ---------      ---------      ---------
Net income (loss) ..........................................     $    (921)   $     138      $     222      $    (199)
                                                                 =========    =========      =========      =========







The accompanying notes are an integral part of the financial statements.

                      KEY PLASTICS L.L.C. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                       For the six months ended June 30,

                                                                                   (Unaudited)
                                                                                1999         1998
                                                                                ----         ----
Net cash from operating activities ..........................                $  15,795    $ (15,493)
                                                                             ---------    ---------

Cash flows from investing activities:
    Acquisitions of property, plant and equipment ...........                  (20,350)     (26,447)
    Acquisition of Foggini Group of companies ...............                  (45,127)          --
    Increase in intangible assets ...........................                       --      (16,420)
    Increase in other assets, net ...........................                   (1,878)      (5,134)
                                                                             ---------    ---------

    Net cash used in investing activities ...................                  (67,355)     (48,001)


Cash flows from financing activities:
   Net borrowings under debt agreements .....................                  224,180      177,790
   Principal payments under debt agreements and capital lease
   obligations ..............................................                 (162,023)    (121,941)
   Proceeds from sale of equipment ..........................                    3,205           --
   Net cash from member capital contributions ...............                       --        7,082
                                                                             ---------    ---------

Net cash provided by financing activities ...................                   65,362       62,931

Impact of exchange rate changes on cash .....................                   (1,399)          --
                                                                             ---------    ---------
Net increase (decrease) in cash .............................                   12,403         (563)
   Cash, beginning of year ..................................                    3,798        6,918
                                                                             ---------    ---------

Cash, end of period .........................................                $  16,201    $   6,355
                                                                             =========    =========


Supplemental disclosure of cash flow information -
  Depreciation expense ......................................                $  15,619    $  10,290
  Cash paid during the period for interest ..................                $  16,221    $  11,862
  Cash paid during the period for income taxes ..............                $   1,377    $     197


The accompanying notes are an integral part of the financial statements.

                               KEY PLASTICS L.L.C.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Financial Statement Presentation:

         These financial statements should be read in conjunction with the Key Plastics L.L.C. (the "Company") consolidated financial statements for the year ended December 31, 1998 which contain a summary of the Company's accounting principles and other information. The results of operations for any interim period should not necessarily be considered indicative of the results of operations for a full year.

         Information for the three and six months ended June 30, 1999 and 1998 is unaudited but includes all adjustments, consisting of normal recurring adjustments, which management considers necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows. Certain information and footnotes necessary to comply with generally accepted accounting principles
         (GAAP) have been condensed or omitted. All significant intercompany balances and transactions have been eliminated in consolidation.

         Certain items in the 1998 financial statements presented herein have been reclassified to conform to the current period presentation.


2.       Inventories:

         Inventories are stated at the lower of cost or market with cost determined using the FIFO (first in, first out) method. The components of inventories consisted of the following:


                                                         June 30,           December 31,
                                                           1999                 1998
                                                           ----                 ----
                                                           (Dollars in thousands)
                                                         Unaudited
             Raw materials                                $ 23,903            $ 15,709
             Work in progress                                6,641               3,203
             Finished goods                                 11,456              10,009
             Customer tooling in progress                   30,232              24,085
                                                          --------            --------
                                                          $ 72,232            $ 53,006
                                                          ========            ========

                               KEY PLASTICS L.L.C.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.       Acquisition of Foggini Group of Companies

         On March 29, 1999 the Company, through its subsidiary, Foggini-Key Europe, Sarl ("Foggini-Key") acquired the Foggini Group of companies ("Foggini"), headquartered in Turin, Italy. Foggini is a manufacturer and assembler of plastic injection molded components for automotive OEMs and Tier 1 suppliers in Western Europe. The acquisition of Foggini adds nine manufacturing facilities spread throughout Italy, France, Switzerland and the Czech Republic. Foggini has a product offering of interior trim components and exterior parts that compliments the existing Key business.

         The acquisition of Foggini has been accounted for using the Purchase Method. The purchase included a cash payment of approximately $45 million and the contribution of 35% equity of Foggini-Key. The results of operations include Foggini from the date of acquisition. Pro forma sales and net income for the six months ended June 30, 1999 and 1998, assuming the acquisition of Foggini had occurred as of January 1, 1998 are as follows:


                                                           Pro forma
                                                     (Dollars in millions)
                                         Sales             Gross Margin       Net Loss
                                         -----             ------------       --------
                       1999              $296.6                $52.6           $0.8
                       1998              $226.3                $41.2           $1.8


         On March 26, 1999, the Company refinanced a portion of its existing term loans and all of its revolving debt under its primary credit facility (the "Old Senior Credit Agreement") and incurred new debt through amendment to, and restatement of the Senior Credit Agreement (the "Senior Credit Facility"). The new debt was used to fund the portion of the Foggini acquisition and replace certain debt assumed in that transaction. The Senior Credit Facility includes two amortizing term loans totaling $180 million and a $120 million revolving credit facility. Final maturity for the amortizing term loans occurs in 2005 and 2006. The maturity for the revolving credit facility occurs in 2006.

4.       Comprehensive Income

         The Company's total comprehensive earnings were as follows:

                                                          For the three months ended        For the six months ended
                                                                   June 30,                          June 30,
                                                            (Dollars in thousands)           (Dollars in thousands)
                                                                    Unaudited                       Unaudited
                                                              1999            1998            1999            1998
                                                              ----            ----            ----            ----
         Net earnings (loss)                                 $  (921)         $ 138         $   222          $ (199)
         Other comprehensive income:
          Currency translation                                (3,073)            (1)         (3,357)             11
                                                             -------          -----         -------          ------
         Total comprehensive earnings (loss)                 $(3,994)         $ 137         $(3,135)         $ (188)
                                                             =======          =====         =======          ======

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


                                                               For the six months ended                For the three months ended
                                                                         June 30,                                June 30,
                  Dollars in thousands                                  Unaudited                               Unaudited
                  Net Sales:                                    1999               1998                  1999               1998
                  ----------                                    ----               ----                  ----               ----
                     United States                          $160,768           $114,981              $ 82,900            $58,322
                     United Kingdom                           24,495             18,733                11,374              9,570
                     France                                   25,956             10,915                20,796              5,824
                     Italy                                    16,298                 --                16,298                 --
                     Other Europe                             15,962             13,674                 9,233              7,007
                     Other North                              20,380             10,705                10,664              5,861
                       America                              --------           --------              --------            -------
                     TOTAL                                  $263,859           $169,008              $151,265            $86,584
                                                            ========           ========              ========            =======

                                                               As of June 30,
                                                                 Unaudited
                  Long-Lived Assets                             1999               1998
                  -----------------                             ----               ----
                     United States                          $147,811           $110,293
                     United Kingdom                           19,135              9,467
                     France                                   13,406              1,828
                     Italy                                    23,067                 --
                     Other Europe                             13,370             14,994
                     Other North
                       America                                21,115              9,640
                                                            --------           --------
                     TOTAL                                  $237,904           $146,222
                                                            ========           ========


         Transfers between geographic areas are not significant, and when made, are recorded at prices comparable to normal unaffiliated customer sales.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               KEY PLASTICS L.L.C.

Certain statements contained or incorporated in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company, pursuant to the "Safe-Harbor" provisions of the Act, makes such statements in good faith.

Forward-looking statements include financial projections, estimates, and statements regarding plans, objectives and expectations of the Company and its management, including, without limitation, the Foggini acquisition, plans to address computer software issues related to the approach of the year 2000, and other risk factors set forth in the Company's 1998 Form 10-K, which are incorporated herein by reference.

Forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, without limitation, those relating to the combination of the Company's business with that of Foggini, operating efficiencies and restructuring charges in connection with the acquisition, conditions in the automotive components industry, certain global and regional economic conditions and other factors detailed herein and from time to time in the documents incorporated by reference herein. Expected synergistic savings from the Foggini acquisition are based on estimates and assumptions by the Company's management, which are inherently uncertain and subject to significant business, economic and other uncertainties and contingencies which may cause actual synergistic savings to differ materially from those projected. Moreover, the Company's plans, objectives and intentions are subject to change based on these and other factors (some of which are beyond the Company's control).

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


                       Comparison of Results of Operations
                               Increase (Decrease)
                              (Dollars in millions)


                                                        Three Months Ended               Six Months Ended
                                                        ------------------               ----------------
                                                         June 30, 1999 vs.               June 30, 1999 vs.
                                                           June 30, 1998                   June 30, 1998
     Net sales                                             $64.7               75%           $94.9      56%

     Cost of sales                                          54.4               77%            79.6      58%

     Gross profit                                           10.3               63%            15.2      47%

     Selling, general and
       Administrative expenses                               6.1               67%             8.6      49%

     Amortization of goodwill                                1.3              680%             1.5      177%

     Interest expense, net                                   2.8               41%             4.2      32%

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 1999 compared to three months ended June 30, 1998.

Net sales for the second quarter of 1999 were $151.3 million, which was $64.7 million, or 75% higher than the comparable quarter of 1998. Revenues from operations acquired in the last 12 months accounted for approximately 75% of the sales increase over the 1998 second quarter. Sales in the base business (operations held as of April 1, 1998) increased by $12.9 million through a combination of additional programs and volume increases. Tooling revenues were also up by approximately $3.5 million in the second quarter of 1999, as compared to the same quarter in 1998.

Gross profit in the second quarter of 1999 was $26.8 million, or 17.7% of sales, compared to $16.4 million, or 19.0% of sales in the second quarter of 1998. The increased gross profit is attributed to the increased sales volume. The decrease in gross profit as a percentage of sales of 1.3% is primarily attributable to certain of the Company's recent acquisitions. Gross profit as a percentage of sales for certain of these businesses has historically been lower than the Company's. The most recent acquisition, Foggini, makes up a significant portion of the decrease. Anticipated synergistic savings resulting from the acquisition are expected to improve the gross margin in the future.

Selling, general and administrative ("SG&A") expenses increased by $6.1 million to $15.1 million, or 10.0% of sales, compared to 10.4% of sales in the second quarter of 1998. The higher SG&A primarily reflect the costs required to support recent acquisitions. The SG&A decrease as a percentage of sales is attributed to lower SG&A requirements to the support the overall Company's continued growth.

Amortization of goodwill increased by $1.3 million to $1.5 million in second quarter of 1999 as compared to the same quarter in 1998. The increase is attributeable to acquisitions completed over the last 12 months.

Interest expense was $9.7 million for the quarter, a net increase of $2.8 million over the same period for 1998. The increase is primarily the result of debt incurred to finance 1998 and 1999 acquisitions.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Six months ended June 30, 1999 compared to six months ended June 30, 1998.

Net sales for the first six months of 1999 were $263.9 million, which was $94.9 million, or 56% higher than the comparable period of 1998. Revenues from operations acquired in the last 12 months accounted for approximately 66% of the sales increase over the 1998 first six months. Sales in the base business (operations held as of January 1, 1998) increased by $26.8 million through a combination of additional programs and volume increases. Tooling revenues were also up by approximately $5.5 million year over year.

Gross profit in the first six months of 1999 was $47.4 million, or 17.9% of sales, compared to $32.2 million, or 19.0% of sales in the comparable period of 1998. The increased gross profit is attributed to the increased sales volume. The decrease in gross profit as a percentage of sales of 1.1% is primarily attributable to certain of the Company's recent acquisitions where gross profit as a percentage of sales has historically been lower than the Company's.

Selling, general and administrative ("SG&A") expenses increased by $8.6 million to $26.2 million, or 9.9% of sales, compared 10.4% of sales in the first quarter of 1998. The higher SG&A primarily reflect the costs required to support recent acquisitions. The SG&A decrease as a percentage of sales is attributed to lower SG&A requirements to support the overall Company's continued growth.

Amortization of goodwill increased by $1.5 million to $2.3 million in the first half of 1999 as compared to the same period in 1998. The increase is attributed to acquisitions completed over the last 18 months.

Interest expense was $17.2 million for the six months ended June 30, 1999, a net increase of $4.2 million over the same period for 1998. The increase is primarily the result of debt incurred to finance 1998 and 1999 acquisitions.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company's principal cash requirements are to meet its debt payments, fund its capital plan (including, where necessary, acquisitions) and meet its working capital needs. The Company anticipates its operating cash flow, together with additional available borrowings under the Senior Credit Facility, will be sufficient to meet the aforementioned requirements.

Net cash provided from operations was approximately $15.8 million in the first six months of 1999 compared to $15.5 million used in the first six months of 1998. The year over year increase in cash generated from operations primarily relates to greater working capital productivity and higher profitability (after giving effect to depreciation and amortization).

Net cash used in investing activities in the first six months of 1999 was $67.3 million compared to $48.0 million for the same period of 1998. The significant year over year change is attributable to the Foggini acquisition, which was completed on March 29, 1999 with cash, assumed debt and the transfer of 35% ownership of Foggini-Key. Capital expenditures include injection molding machines, assembly equipment, automation and tooling assets. The Company believes 1999 capital spending (excluding tooling assets) will be approximately $37 million. Actual capital expenditures may be greater as a result of acquisitions or new business opportunities.

Net cash provided by financing activities in 1999 was $65.4 million which primarily relates to the acquisition of Foggini discussed elsewhere herein.

At June 30, 1999, the Company had total indebtedness of $402.5 million, of which $125.0 million was incurred pursuant to issuance in 1997 of its 10.25% Senior Subordinated Notes due 2007, $236.7 million was incurred pursuant to the Company's Senior Credit Facility and $14 million represents the remaining principal balance outstanding for the Company's issuance in 1992 of its 14% Senior Notes due 1999. Availability under the revolving portion of the Senior Credit Facility was approximately $16.1 million as of June 30, 1999.


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

READINESS/CONTINGENCY PLANS

For its information technology, the Company currently utilizes an IBM AS400-based computing environment which is complimented by a series of local-area networks (LAN) and stand alone personal computers. Substantially all operating systems related to the AS400 and LANs have been updated to comply with Year 2000 requirements. In addition, upgraded versions of the Company's financial, manufacturing and other software applications, which are Year 2000 ready, are available and are now in the process of being integrated into the Company's systems. The Company expects this integration to be complete by the end of the third quarter of 1999. Plans are in place to replace non-compliant personal computers during the second half of 1999. Contingency plans are also presently under development for these systems.

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

The Company uses non-mainframe computers and software in production processes throughout the world. The Company is presently evaluating the readiness of the computer systems used in those processes. Findings to-date indicate minimal changes will be required to achieve Year 2000 readiness. There can be no assurance that the Company will identify and correct every Year 2000 problem in the computer applications used in its production processes. The Company does not believe, however, that contingency plans for these systems will be necessary.

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

At June 30, 1999, the Company's net assets subject to foreign currency translation risk approximate $26 million. The potential loss from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $2.6 million. This model assumes a parallel adverse shift in currency exchange rates which is not widely viewed as likely. As such, this assumption may overstate the impact of exchange rate changes on individual assets and liabilities denominated in a foreign currency.

At June 30, 1999, the Company held foreign exchange forward contracts with a notional value of approximately $56 million. The contracts hedge US dollar debt at certain of the Company's European subsidiaries.

INTEREST RATE RISK

Approximately two thirds of the Company's borrowings carry variable interest rates tied to the US prime rate or LIBOR rates, which are subject to fluctuations beyond the control of the Company. The Company has entered into interest rate swaps with a notional amount of approximately $56 million. The swaps convert a portion of the Company's borrowings tied to variable LIBOR rates to variable EURIBOR rates. The effect of the swaps for the three months ended June 30, 1999 was to reduce interest expense by approximately $.25 million. The Company also has fixed long-term borrowings, which partially mitigate the impact of potential interest rate fluctuations.

PART II - OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a ) Exhibits -- A list of exhibits required to be filed as part of this Form 10-Q is included under the heading "Exhibit Index" included in this Form 10-Q and incorporated herein by reference.

(b) Reports on Form 8-K -- The following filings occurred in the second quarter of 1999:

Date                Information Reported
----                --------------------
April 13, 1999      Items 2 and 7
June 14, 1999       Items 2 and 7, Unaudited
                    Pro Forma Consolidated
                    Statement of Operations and
                    Audited Financial Statements
                    of Foggini Group.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             KEY PLASTICS L.L.C.


                        By: /S/ Joseph A. White
                           --------------------------------------------
                           Joseph A. White
                           Vice President & Chief Financial Officer
                           (on behalf of the registrant
                           and as Principal Financial Officer)

                       And: /S/ David M. Smith
                           --------------------------------------------
                           David M. Smith
                           Corporate Controller
                           (Principal Accounting Officer)

Dated: July 23, 1999

                                  Exhibit Index


Exhibit No.                       Description
-----------                       -----------

27.1                              Financial Data Schedule (EDGAR version only).