Form 10-Q
period 1999-09-30
KEY PLASTICS LLC
filed 1999-11-15
CIK 1061499

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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


                      KEY PLASTICS L.L.C. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                                                   1999           1998
                                                                                               -----------    ------------
                                                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents..........................                                           $  13,667      $   3,798
  Accounts receivable, net...........................                                             125,779         77,795
  Inventories........................................                                              73,373         53,006
  Prepaid expenses...................................                                              12,293          6,659
                                                                                                ---------      ---------
       Total current assets..........................                                             225,112        141,258

Property, plant and equipment, net...................                                             211,841        171,533
Tooling assets, net..................................                                              40,824         24,800
Intangibles, net.....................................                                              96,650         42,292
Other assets.........................................                                              12,260          8,606
                                                                                                ---------      ---------

       Total assets..................................                                           $ 586,687      $ 388,489
                                                                                                =========      =========


LIABILITIES AND MEMBERS' DEFICIT
Current liabilities:
  Accounts payable...................................                                           $  92,922      $  61,043
  Other accrued liabilities..........................                                              41,620         22,095
                                                                                                ---------      ---------
       Total current liabilities.....................                                             134,542         83,138

Long-term debt.......................................                                             423,070        301,038
Capital leases.......................................                                               5,108          3,692
Other long-term obligations..........................                                               2,294          9,080
Minority interest....................................                                              37,665             --
Members' equity (deficit):
   Member contributions..............................                                              19,355         19,355
   Accumulated deficit...............................                                             (32,965)       (27,960)
   Accumulated other comprehensive income:
      Currency translation...........................                                              (2,382)           146
                                                                                                ---------      ---------
       Total members' equity (deficit)...............                                             (15,992)        (8,459)
                                                                                                ---------      ---------

Total liabilities and members' equity (deficit)......                                           $ 586,687      $ 388,489
                                                                                                =========      =========

    The accompanying notes are an integral part of the financial statements.

                      KEY PLASTICS L.L.C. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                            FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                           SEPTEMBER 30,
                                                                   (UNAUDITED)                             (UNAUDITED)
                                                             1999                  1998              1999                 1998
                                                        -----------------  -----------------  ------------------  ------------------
Net sales.......................................          $ 134,093              $90,512          $ 397,952             $ 259,520
Cost of sales...................................            112,944               76,516            329,442               213,374
Selling, general and administrative expenses....             13,609                9,067             39,811                26,352
                                                          ---------              -------          ---------             ---------
                                                              7,540                4,929             28,699                19,513
Amortization of Goodwill........................              1,582                  870              3,914                 1,809
Interest expense and amortization of debt
issuance costs..................................             10,047                7,627             27,230                20,656
Other non-operating expense, net................                272                   --                892                   281
                                                          ---------              -------          ---------             ---------
  Net income (loss) before foreign income taxes,             (4,361)              (3,568)            (3,337)               (2,952)
  and minority interest.........................
Foreign income tax expense......................                739                  248              1,541                   488
Minority interest...............................                 --                   --                 --                   575
                                                          ---------              -------          ---------             ---------
Net income (loss)...............................          $  (5,100)             $(3,816)         $  (4,878)            $  (4,015)
                                                          =========              =======          =========             =========

The accompanying notes are an integral part of the financial statements.

                      KEY PLASTICS L.L.C. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                       (UNAUDITED)

                                                                            1999                           1998
                                                               -----------------------------  -----------------------------
Net cash from operating activities...........................            $  18,663                      $  (8,489)
                                                                         ---------                      ---------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment..............              (27,097)                       (26,492)
  Acquisition of Foggini Group of companies..................              (45,127)                            --
  Property, plant and equipment from acquired businesses.....                   --                        (21,614)
  Acquisitions of tooling assets.............................               (9,580)                       (11,092)
  Increase in intangible assets..............................               (7,354)                       (17,567)
  Increase in other assets, net..............................               (2,345)                        (6,447)
                                                                         ---------                      ---------

  Net cash used in investing activities......................              (91,503)                       (83,212)


Cash flows from financing activities:
  Net borrowings under debt agreements.......................              245,056                        245,231
  Principal payments under debt agreements and capital lease
  obligations................................................             (164,603)                      (159,861)
  Proceeds from sale of equipment............................                3,205                             --
  Net cash from member capital contributions.................                   --                          6,882
                                                                         ---------                      ---------

Net cash provided by financing activities....................               83,658                         92,252

Impact of exchange rate changes on cash......................                 (949)                            --
                                                                         ----------                     ---------
Net increase (decrease) in cash..............................                9,869                            551
  Cash, beginning of year....................................                3,798                          6,918
                                                                         ---------                      ---------

Cash, end of period..........................................            $  13,667                      $   7,469
                                                                         =========                      =========


Supplemental disclosure of cash flow information -
 Depreciation expense........................................            $  23,585                      $  15,755
 Cash paid during the period for interest....................            $  28,539                      $  21,629
 Cash paid during the period for income taxes................            $   1,679                      $     882


The accompanying notes are an integral part of the financial statements.

]
                               KEY PLASTICS L.L.C.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

    Information for the three and nine months ended September 30, 1999 and 1998 is unaudited but includes all adjustments, consisting of normal recurring adjustments, which management considers necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows. Certain information and footnotes necessary to comply with generally accepted accounting principles (GAAP) have been condensed or omitted. All significant intercompany balances and transactions have been eliminated in consolidation.

    Certain items in the 1998 financial statements presented herein have been reclassified to conform to the current period presentation.


2.  Inventories:

    Inventories are stated at the lower of cost or market with cost determined using the FIFO (first in, first out) method. The components of inventories consisted of the following:

                                              SEPTEMBER 30,              DECEMBER 31,
                                                  1999                      1998
                                        ------------------------  ------------------------
                                                      (DOLLARS IN THOUSANDS)
                                                             UNAUDITED
              Raw materials                      $19,640                   $15,709
              Work in progress                     7,853                     3,203
              Finished goods                      14,424                    10,009
              Customer tooling in progress        31,456                    24,085
                                                 -------                   -------

                                                 $73,373                   $53,006
                                                 =======                   =======

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

    The acquisition of Foggini has been accounted for using the Purchase Method. The purchase included a cash payment of approximately $45 million and the contribution of 35% equity of Foggini-Key. The results of operations include Foggini from the date of acquisition. Pro forma sales and net income for the nine months ended September 30, 1999 and 1998, assuming the acquisition of Foggini had occurred as of January 1, 1998 are as follows:

                                                                  PRO  FORMA
                                                             (DOLLARS IN THOUSANDS)
                                                SALES             GROSS MARGIN                         NET LOSS
                                             -----------          ------------                       ------------
                      1999                    $430,660       $        73,738                           $5,921
                      1998                    $360,302       $        62,380                           $6,617

4.  Debt

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

    On November 15, 1999, the Company executed an amendment ("the Amendment") to its Senior Credit Facility. In addition to the relaxation of certain financial covenants from September 30, 1999 through September 29, 2000, the Amendment requires the Company to deliver member commitments to provide the Company with additional equity of at least $15 million by December 31, 1999 and, if needed, a maximum of $10 million of additional equity through September 29, 2000.

    The Company having the intent and the ability to refinance current maturities of its long-term debt has classified such obligations as long-term debt.

5.  Comprehensive Income

    The Company's total comprehensive earnings were as follows:

                                                     FOR THE THREE MONTHS ENDED                  FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,                              SEPTEMBER 30,
                                                       (DOLLARS IN THOUSANDS)                      (DOLLARS IN THOUSANDS)
                                                              UNAUDITED                                  UNAUDITED

                                                      1999                 1998                  1999                  1998
                                              -------------------- --------------------  --------------------  --------------------
           Net earnings (loss)                       $(5,100)              $(3,816)             $(4,878)              $(4,015)
           Other comprehensive income:
            Currency translation                         829                     8               (2,528)                   19
                                                     -------               -------              -------               -------
           Total comprehensive earnings (loss)       $(4,271)              $(3,808)             $(7,406)              $(3,996)
                                                     =======               =======              =======               =======

6.  Segment Data

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

                                                    FOR THE THREE MONTHS ENDED                  FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                               SEPTEMBER 30,
DOLLARS IN THOUSANDS                                       (UNAUDITED)                                 (UNAUDITED)
NET SALES:
--------------------
                                                    1999                1998                1999             1998
                                              ----------------  --------------------  ---------------- ----------------
     United States                                $  74,333              $62,649            $235,304      $177,560
     United Kingdom                                  10,874                9,166              35,368        27,899
     France                                          17,426                4,774              43,381        15,689
     Italy                                           15,408                   --              31,706            --
     Other Europe                                     6,421                6,643              22,384        20,387
     Other North America                              9,632                7,280              29,809        17,985
                                                  ---------              -------            -------      --------
                     TOTAL                        $ 134,093              $90,512            $397,952      $259,520
                                                  =========              =======            ========      ========

                                                           AS OF SEPTEMBER 30,
                                                               (UNAUDITED)
LONG-LIVED ASSETS                                                 1999                                        1998
------------------                                                ----                                        ----
United States                                                   $148,215                                   $125,545
United Kingdom                                                    16,875                                     17,364
France                                                            16,583                                      2,287
Italy                                                             24,420                                         --
Other Europe                                                      23,930                                     10,417
Other North America                                               22,642                                     17,167
                                                                --------                                   --------
 TOTAL                                                          $252,665                                   $172,780
                                                                ========                                   ========


    Transfers between geographic areas are not significant, and when made, are recorded at prices comparable to normal unaffiliated customer sales.

7. Newly Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

   In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133". Under SFAS No. 137, SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively. The Company is currently analyzing the impact of adoption of SFAS No. 133. The adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.

   In September 1999, the FASB's Emerging Issue Task Force ("EITF") reached a consensus regarding EITF Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements" ("EITF No. 99-5"). EITF No. 99-5 requires that design and development costs for products to be sold under long-term supply arrangements be expensed as incurred, and costs incurred for molds, dies and other tools that will be used in producing the products under long-term supply agreements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. The consensus can be applied prospectively to costs incurred after December 31, 1999 or as a cumulative effect of a change in accounting principle as of the beginning of a company's fiscal year. The Company is analyzing the impact adopting EITF 99-5 will have on its consolidated financial position and results of operations.

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

Forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, without limitation, those relating to the combination of the Company's business with that of Foggini, operating efficiencies and restructuring charges in connection with the acquisition, conditions in the automotive components industry, certain global and regional economic conditions, the ability of the Company to timely secure an equity infusion required by the Amendment to the Senior Credit Facility and other factors detailed herein and from time to time in the documents incorporated by reference herein. Expected synergistic savings from the Foggini acquisition are based on estimates and assumptions by the Company's management, which are inherently uncertain and subject to significant business, economic and other uncertainties and contingencies which may cause actual synergistic savings to differ materially from those projected. Moreover, the Company's plans, objectives and intentions are subject to change based on these and other factors (some of which are beyond the Company's control).


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

                      Comparison of Results of Operations
                              Increase (Decrease)
                             (Dollars in millions)

                                       THREE MONTHS ENDED                          NINE MONTHS ENDED
                                       ------------------                          -----------------
                                     SEPTEMBER 30, 1999 vs.                      SEPTEMBER 30, 1999 vs.
                                       SEPTEMBER 30, 1998                          SEPTEMBER 30, 1998
Net sales                      $           43.6             48%             $138.4                    53%

Cost of sales                              36.4             48%              116.1                    54%

Gross profit                                7.2             51%               22.4                    48%

Selling, general and
  Administrative expenses                   4.8             55%               13.5                    51%

Amortization of goodwill                    0.6             63%                2.1                   116%

Interest expense, net                       2.4             32%                6.6                    32%

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

Net sales for the third quarter of 1999 were $134.1 million, which was $43.6 million, or 48% higher than the comparable quarter of 1998. Revenues from operations acquired in the last 12 months accounted for approximately 72% of the sales increase over the 1998 third quarter. Sales in the base business (operations held as of July 1, 1998) increased by $10.8 million through a combination of additional programs and volume increases. Tooling revenues were also up by approximately $1.6 million in the third quarter of 1999, as compared to the same quarter in 1998.

Gross profit in the third quarter of 1999 was $21.1 million, or 15.8% of sales, compared to $14.0 million, or 15.5% of sales in the third quarter of 1998. The increased gross profit is attributed to the increased sales volume.

Selling, general and administrative ("SG&A") expenses increased by $4.8 million to $13.6 million, or 10.1% of sales, compared to 9.7% of sales in the third quarter of 1998. The higher SG&A primarily reflect the costs required to support recent acquisitions.

Amortization of goodwill increased by $0.6 million to $1.6 million in the third quarter of 1999 as compared to the same quarter in 1998. The increase is attributable to acquisitions completed over the last 12 months.

Interest expense was $10.0 million for the quarter, a net increase of $2.4 million over the same period for 1998. The increase is the result of debt incurred to finance 1998 and 1999 acquisitions and higher interest rates experienced on variable rate debt.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

Net sales for the first nine months of 1999 were $398.0 million, which was $138.4 million, or 53% higher than the comparable period of 1998. Revenues from operations acquired in the last 12 months accounted for approximately 64% of the sales increase over the 1998 first nine months. Sales in the base business (operations held as of January 1, 1998) increased by $43.7 million through a combination of additional programs and volume increases. Tooling revenues were also up by approximately $5.7 million year over year.

Gross profit in the first nine months of 1999 was $68.5 million, or 17.2% of sales, compared to $46.1 million, or 17.8% of sales in the comparable period of 1998. The increased gross profit is attributed to the increased sales volume. The decrease in gross profit as a percentage of sales of 0.6% is primarily attributable to certain of the Company's recent acquisitions where gross profit as a percentage of sales has historically been lower than the Company's.

Selling, general and administrative ("SG&A") expenses increased by $13.5 million to $39.8 million, or 10.0% of sales, compared to 10.2% of sales during the first nine months of 1998. The higher SG&A primarily reflect the costs required to support recent acquisitions.

Amortization of goodwill increased by $2.1 million to $3.9 million in the first nine months of 1999 as compared to the same period in 1998. The increase is attributed to acquisitions completed over the last 18 months.

Interest expense was $27.2 million for the nine months ended September 30, 1999, a net increase of $6.6 million over the same period for 1998. The increase is the result of debt incurred to finance 1998 and 1999 acquisitions and higher interest rates experienced on variable rate debt.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's principal cash requirements are to meet its debt payments, fund its capital plan (including, where necessary, acquisitions) and meeting its working capital needs. The Company anticipates its operating cash flow, together with additional available borrowing under the Senior Credit Facility as amended, and the planned equity infusion will be sufficient to meet the aforementioned requirements.

Net cash provided from operations was approximately $18.7 million in the first nine months of 1999 compared to $8.5 million used in the first nine months of 1998. The year over year increase in cash generated from operations primarily relates to greater working capital productivity and higher profitability (after giving effect to depreciation and amortization).

Net cash used in investing activities in the first nine months of 1999 was $91.5 million compared to $83.2 million for the same period of 1998. Capital expenditures include injection molding machines, assembly equipment, automation and tooling assets. The Company believes 1999 capital spending (excluding tooling assets) will be approximately $37 million. Actual capital expenditures may be greater as a result of acquisitions or new business opportunities.

Net cash provided by financing activities in 1999 was $83.6 million which primarily relates to the acquisition of Foggini discussed elsewhere herein.

At September 30, 1999, the Company had total indebtedness of $423.1 million, of which $125.0 million was incurred pursuant to issuance in 1997 of its 10.25% Senior Subordinated Notes due 2007, $245 million was incurred pursuant to the Company's Senior Credit Facility and $14 million represents the remaining principal balance outstanding for the Company's issuance in 1992 of its 14% Senior Notes due 1999. The balance of the debt is made up primarily of local borrowings at the Company's foreign subsidiaries including factored receivables. Availability under the revolving portion of the Senior Credit Facility was approximately $6.8 million as of September 30, 1999.

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

READINESS/CONTINGENCY PLANS

For its information technology, the Company currently utilizes an IBM AS400-based computing environment which is complimented by a series of local-area networks (LAN) and stand alone personal computers. The Company believes all operating systems related to the AS400 and LANs have been updated to comply with Year 2000 requirements. In addition, upgraded versions of the Company's financial, manufacturing and other software applications, which have been represented to the Company as Year 2000 ready, have been integrated into the Company's systems. Replacement of non-compliant personal computers was completed during the third quarter of 1999. Contingency plans which primarily consist of manual procedures, have been developed to provide for a temporary reduction in service of these systems.

The Company also has a program to determine the Year 2000 compliance efforts of its equipment and material suppliers. The Company has sent comprehensive questionnaires to all of its significant suppliers regarding their Year 2000 compliance and is attempting to identify any problem areas with respect to those suppliers. At this time, these suppliers have responded stating they plan to be Year 2000 ready by 2000. This is an ongoing program and the Company's response to specific problems will depend upon its assessment of the risk that such problems may cause. The Company cannot guarantee that Year 2000 problems originating with suppliers will not occur and if they do occur, that they will not have a material adverse impact on the Company. The Company will develop contingency plans to address specific problems as they are identified.

The Company has reviewed its building and utility systems for the impact of Year 2000. The Company believes the systems in this area are Year 2000 ready. While there is no reason to expect utility suppliers to not be Year 2000 compliant, there can be no assurance that these suppliers will in fact meet the Company's requirements. The failure of any supplier to achieve Year 2000 compliance could cause a shutdown of one or more of the Company's plants, which could adversely impact the Company's ability to supply products to its customers. At this time the Company has contingency plans developed for these systems. However, in the case of utilities, alternative suppliers may not be available.

The Company uses non-mainframe computers and software in production processes throughout the world. The Company has completed an evaluation of the readiness of the computer systems used in those processes. Findings to-date have required minimal changes to achieve Year 2000 readiness. There can be no assurance that the Company has or will identify and correct every Year 2000 problem in the computer applications used in its production processes. The Company does not believe, however, that contingency plans for these systems will be necessary.

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

At September 30, 1999, the Company's net assets subject to foreign currency translation risk approximate $31.3 million. The potential loss from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $3.1 million. This model assumes a parallel adverse shift in currency exchange rates. As such, this assumption may overstate the impact of exchange rate changes on individual assets and liabilities denominated in a foreign currency.

At September 30, 1999, the Company held foreign exchange forward contracts with a notional value of approximately $56 million. The contracts hedge US dollar debt at certain of the Company's European subsidiaries.

INTEREST RATE RISK

Approximately two thirds of the Company's borrowings carry variable interest rates tied to the US prime rate or LIBOR rates, which are subject to fluctuations beyond the control of the Company. The Company has entered into interest rate swaps with a notional amount of approximately $56 million. The swaps convert a portion of the Company's borrowings tied to variable LIBOR rates to variable EURIBOR rates. The effect of the swaps for the three months ended September 30, 1999 was to reduce interest expense by approximately $200 thousand. The Company's fixed rate long-term borrowings, partially mitigates the impact of potential interest rate fluctuations.

PART II - OTHER INFORMATION ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits -- A list of exhibits required to be filed as part of this Form 10-Q is included under the heading "Exhibit Index" included in this Form 10-Q and incorporated herein by reference.

(b) Reports on Form 8-K -- The Company did not file any reports on Form 8-K during the third quarter of 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KEY PLASTICS L.L.C.

                              By: /S/ Larry D. Schwentor
                                 -----------------------------------------
                              Larry D. Schwentor
                              Senior Vice President Finance & Administration/
                                Chief Financial Officer
                              (on behalf of the registrant
                              and as Principal Financial Officer)

                              And: /S/ David M. Smith
                                  ----------------------------------------
                              David M. Smith
                              Vice President Corporate Finance
                              (Principal Accounting Officer)



Dated: November 15, 1999

                                  Exhibit Index


EXHIBIT NO.                                    DESCRIPTION
-----------                     --------------------------------------------

27.1                            Financial Data Schedule (EDGAR version only).